Form 10-K
period 2002-03-31
THANE INTERNATIONAL INC
filed 2002-07-01
CIK 1027882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One):
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-49826

Thane International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2000275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78-140 Calle Tampico La Quinta, California (Address of principal executive offices)	92253 (Zip Code)

Registrant’s telephone number, including area code:

(760) 777-0217

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $14,421,655 (based on the price of $4.90 per share, which is the average of the bid and asked prices for the common stock of the registrant on such date).

The number of shares outstanding of the registrant’s $.001 par value common stock as of June 28, 2002 was 35,323,820.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “may,” “hope,” and similar expressions in this document to identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	our ability to continue to grow our operations on a profitable basis;

•	our ability to consummate acquisitions and integrate them with our operations;

•	adverse legislation or regulation;

•	availability of acceptable products for sale or significant increases in their costs;

•	economic conditions affecting consumer spending;

•	our ability to respond to changes in consumer preferences;

•	our ability to sustain or increase historical revenues and profit margins; and

•	continuation of current trends and general economic conditions.

These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in this document. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Overview

We are a leading international, multi-channel direct marketer of branded consumer products in the fitness, health and beauty and housewares product categories. We currently distribute our products throughout the United States and, through our 186 international distributors and strategic partners, in over 80 countries around the world. Our international infrastructure primarily consists of five complementary, distribution channels, including direct response television, traditional mass-market retailers, home shopping channels, telemarketing and the Internet. Our distribution capabilities enable us to tailor our individual product distribution strategies to maximize customer awareness and brand recognition, thereby extending the product’s life cycle and maximizing potential profitability.

We have built, and continue to expand, one of the industry’s largest new product portfolios by leveraging our advanced, market driven internal development capabilities and extensive access to third-party idea generation and products. We seek to develop clearly differentiated, demonstrable products with high-perceived value that capitalize on emerging market trends and that can be tailored to our global distribution channels. We believe that our industry reputation as a quality business partner, as well as our worldwide marketing and distribution efforts facilitates our position as a partner of choice for third-party product inventors, a critical component in fostering our diverse pipeline of innovative consumer products. With more than 20 years experience, we have developed a proven ability to successfully identify, test, refine and cost effectively bring to market what we believe to be the most promising concepts from this pipeline.

Our strategy has resulted in a compound annual growth in revenues and income from operations of 179% and 278%, respectively, during the five-year period ended March 31, 2002. Our business model, with direct sales to the end customer, low fixed cost structure and minimal working capital needs has produced historically above-average industry margins, significant free cash flow and a high return on invested capital. We believe that our ongoing diversification of product lines and distribution channels has significantly advanced our goal of creating a stable, predictable and profitable growth business.

For the twelve-month period ended March 31, 2002, we sold over 200 products in 3 product categories through 6 distribution channels to approximately 200 wholesaler distributors and approximately 250,000 individual consumers in 80 countries worldwide.

The direct marketing industry

The direct marketing industry is large, fragmented and growing at a faster rate than the overall retail industry. The $1.7 trillion United States direct marketing industry has a diverse set of channels, including direct mail, telemarketing, television, radio, newspaper, magazines and others and is comprised primarily of single-channel or single-product companies. Typically, industry participants engage in direct response advertising communications to generate direct orders, interested party leads or store/ website traffic. According to The Direct Marketing Association, the domestic direct marketing industry had a compounded annual growth rate of 10.3% between 1995 and 2000. Health and fitness-related products and kitchen appliances have been among the strongest performing categories in recent years. The Direct Marketing Association predicts this growth will continue at a projected compounded annual growth rate of 9.6% through 2005.

Domestic Direct Marketing Industry

				Compounded Annual
				Growth Rate

	1995	2000	2005	1995-2000	2000-2005

	($ in billions)
Telemarketing	$367.2	$611.7	$939.5	10.7%	9.0%
% of Total	34.7%	35.3%	34.3%
Direct Mail	$338.2	$528.5	$820.1	9.3%	9.2%
% of Total	32.0%	30.5%	30.0%
Newspaper	$150.7	$239.0	$356.8	9.7%	8.3%
% of Total	14.2%	13.8%	13.0%
Magazine	$56.5	$91.3	$135.3	10.1%	8.2%
% of Total	5.3%	5.3%	4.9%
Television	$68.5	$117.6	$178.9	11.4%	8.8%
% of Total	6.5%	6.8%	6.5%
Radio	$26.0	$50.4	$83.0	14.2%	10.5%
% of Total	2.5%	2.9%	3.0%
Other	$50.6	$92.0	$224.0	12.7%	19.5%
% of Total	4.8%	5.3%	8.2%

TOTAL	$1,057.7	$1,730.5	$2,737.6	10.3%	9.6%

% of Total	100.0%	100.0%	100.0%

Source: Direct Marketing Association

The international direct marketing industry, although still in the early stages of development, is expected to generate $617 billion of consumer sales in 2001. We believe that higher margins are attainable in the international markets due to the significantly lower level of competition there as compared to United States markets. The Direct Marketing Association projects a 9% growth rate in the international markets through 2005.

International Direct Marketing Industry

			Compounded Annual
			Growth Rate
	2000	2005	2000-2005

	($ in billions)
Europe	$252.5	$420.9	11.0%
% of Total	44.5%	47.6%
Asia/ Pacific	$310.3	$452.0	8.0%
% of Total	54.6%	51.1%
South America	$4.9	$10.7	17.0%
% of Total	0.9%	1.2%
Africa	$0.2	$0.3	10.0%
% of Total	0.0%	0.0%

TOTAL	$567.9	$883.9	9.0%

% of Total	100.0%	100.0%

Source: Direct Marketing Association

Direct response television. Cable networks represent the traditional conduit for delivering direct response television programs. Historically, direct response television programming has aired on cable networks during off-peak periods. The deregulation of the cable television industry in 1984 and the resulting proliferation of channels, including cable channels dedicated to particular demographic segments, pursuits or lifestyles, have opened up additional opportunities for direct response television producers to reach targeted households and has been a major factor behind the rising popularity of direct response television programs. There are currently more than 9,000 cable televisions systems in the United States, of which 900 have 25,000 or more subscribers.

The continued growth of satellite and cable subscribers has positioned direct response television as a direct marketing channel with significant domestic and international growth prospects. This distribution channel includes 30-minute direct response programs, short-form direct response advertisements (30, 60 and 90 second commercials) as well as home shopping channels. The direct response television format allows advertisers to reach an audience cost effectively while educating the consumer, creating product and brand awareness quickly and generating immediate revenues and near term sales leads. In recent years, direct response television programs have proven to be effective in creating brand recognition and for simplifying the process for new products to be introduced by traditional retailers.

Most direct response television programs involve products whose features and advantages benefit from a lengthy demonstration or explanation and that are amenable to impulse buying. The leading product categories for direct response television programs are cosmetics, fitness/ exercise products, diet/ nutrition products, kitchen tools and appliances, self-improvement/ education/ motivation courses, music (CDs and cassettes) and home videos/ DVDs. Direct response television programs discuss and demonstrate the products and provide a toll-free number for viewers to call to purchase the products. In addition, direct response television programs today typically provide a Web address for viewers to obtain additional information or make their purchases online.

As the industry has developed, the variety of products and services promoted though direct response television programs has steadily increased. Direct response television programs are now routinely used to introduce new products, drive retail traffic, schedule demonstrations and build product and brand awareness for products ranging from automobiles to mutual funds.

The commercial success of a number of well-known direct response television campaigns in the fitness, kitchen and beauty product categories highlighted the ability of direct response television programming to launch new products, build brand awareness quickly and cost-effectively, and generate immediate revenues and sales leads. In addition, these early successes led to the extension of direct response television programs to many other product categories, including automobiles, computers and financial services. The success of the direct response television format has captured the interest of traditional advertisers seeking to educate consumers about a complex product or service, while promoting product and brand awareness and acquiring sales leads. In recent years, such well-known companies as General Motors, Ford, Nissan, Lexus, Jaguar, Mercedes-Benz, Land Rover, AT&T, Corning, Johnson & Johnson, Time-Life, H&R Block, Microsoft, Magnavox, Apple Computer, Bose, Kodak, Nikon, Princess Cruises, Campbell, Quaker State, Glaxo Wellcome, Philips, Taylor Made and Fidelity Investments have employed direct response television programs to promote their products and services. The adoption of direct response television programs by such recognized household names have added credibility to the direct response television medium.

Industry leaders are developing new business models that augment consumer initiated sales calls with outbound telemarketing. Direct response television programs are being utilized increasingly as part of an integrated, multi-channel marketing campaign that includes traditional 30-second television advertising and print advertising. Direct response television programs are often employed to introduce new products destined for eventual sale through traditional retail outlets.

The past 18 to 24 months have also seen a convergence of direct response television programs with Internet direct response marketing. Virtually all direct response television programs now display a URL in addition to a toll-free telephone number. The addition of an e-commerce component is estimated to boost direct response sales by an estimated 3% to 10% per campaign by Response Magazine’s Fifth Annual State of the Industry Report. The eventual technological convergence of television and the Internet is expected to create new opportunities for the direct marketing industry by removing filters between the marketer and the consumer, offering new levels of interactivity and customization, and speeding the delivery of information and offers to the consumer.

Increasingly, direct response television buyers are also Internet buyers. Approximately 65% of direct response television buyers surveyed in 2000 by the Aftermarket Company and Response Magazine indicated that they also shop on-line as compared to 31% in 1999. In addition, 26% of the total population surveyed in 2001 indicated that they had used the Internet instead of the phone to purchase a direct response television product.

The average price of direct response television products has risen over the past few years. According to a September 2001 survey conducted by The AfterMarket Company and Response Magazine, 43% of the products being sold through direct response television programs in 2000 were priced in the $100-$200 range, with another 24% priced at higher levels. Approximately 52% of direct response television purchases in 2000 were for products with price points in excess of $100 versus 41% in 1999. At the same time, purchases of products priced below $29.99 fell from 23% of all direct response television purchases in 1999 to 16% in 2000.

Business strategies

Our operating strategy is to (i) continually enhance our diverse product portfolio, (ii) utilize our highly developed multi-tiered domestic and international infrastructure of distribution channels to maximize the profitability of our products, (iii) maintain a low cost position in our industry by virtue of our scale, by combining in-house expertise in critical value-added functions such as product selection, marketing development, media buying and direct response television production with a strategy of outsourcing to low-cost providers non-core functions such as manufacturing, order processing and fulfillment, and (iv) minimize business risk by retaining a highly variable cost structure and curtailing inventory risk.

Enhance diverse product portfolio. A diverse product portfolio provides us with a stable source of revenues and less exposure to changes in consumer preferences. We actively seek products through numerous sources such as inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, trade shows as well as our own internal development staff. We believe that our industry reputation as a quality business partner as well as our ability to launch a coordinated worldwide marketing and distribution effort make us a partner of choice for product owners and attracts numerous product proposals from third parties. We reviewed 2,328, 3,968 and 5,420 product proposals from third parties in fiscal years 2000, 2001 and 2002, respectively. In addition, we have an in-house product development staff to create products to capitalize on market opportunities in its domestic and international markets. We marketed over 200 products during fiscal 2002.

Leverage multi-tiered domestic and international distribution infrastructure. We utilize multiple distribution channels to maximize customer awareness and brand recognition of our products, thereby extending their life-cycle and maximizing their profit potential. We believe that we are the only direct marketer that can introduce a product in the United States and, through our 186 international distributors and strategic partners, in over 80 countries worldwide within a 60-day period. We utilize direct response television to create customer awareness and brand loyalty of our products on a profitable and expeditious basis. The media exposure of a direct response television campaign typically allows us to expand our sources of revenue and achieve higher levels of profitability by leveraging our media investments through other distribution channels such as retail, home shopping channels (e.g. QVC and Home Shopping Network), print advertisements, catalogs, telemarketing and the Internet. International sales have grown from $1.3 million in fiscal 1998 to $89.5 million in fiscal 2002. Wholesale revenues have increased from $1.8 million in fiscal 1999 to $59.6 million in fiscal 2002. Our revenue mix for fiscal 2002 was 24.9% domestic direct to consumer, 23.3% wholesale, 35.0% international and 16.8% Internet and other.

Maintain low cost structure. We are able to maintain a low cost structure by combining our in-house expertise in product testing, marketing development, media buying and direct response television production with outsourced non-core functions such as manufacturing, order processing and fulfillment. We utilize our in-house expertise in functions that are critical to the success of our business and contracts with third-party providers where we can achieve significant cost savings and efficiencies. In addition, we have structured our international operations as distributorships and strategic partnerships to avoid the significant costs and risks associated with managing far-reaching overseas operations.

Minimize business risk. We have developed a number of strategies to minimize business risk, including (i) maintaining a high ratio of variable costs, which results from outsourcing all non-core activities to low-cost third-party providers, (ii) minimizing inventory levels by not placing significant orders until demand is actually generated, and (iii) adopting a systematic and highly disciplined market testing methodology, which rigorously screens products prior to committing significant resources to them.

Growth strategy

Our growth strategy is to (i) continue to develop various marketing channels to extend product life cycles and create additional revenue and profit opportunities, (ii) make strategic acquisitions of synergistic single product or distribution channel companies that can benefit from our highly developed infrastructure, (iii) increase international sales by further expanding the scope of our relationships with existing international distributors and strategic partners and adding new international distributors and strategic partners in underserved markets, (iv) increase our focus on product branding through direct response television to facilitate sales across distribution channels and product categories and build valuable brand equity over time by virtue of our significant (over $54 million) annual media spending, and (v) add revenue diversification through ancillary business opportunities such as membership clubs, media buying and product sourcing services for third parties.

Recent acquisitions

An important component of our growth strategy is the acquisition of complementary single product and single channel companies that will offer increased product diversity, additional product categories or strengthened distribution infrastructure. Our recent acquisitions of Krane Products, Inc. and Reliant Interactive Media Corp. have allowed us to significantly broaden our product portfolio through the addition of the home maintenance product category, the expansion of our existing housewares product category, and the addition of a telemarketing distribution channel. These acquisitions further enabled us to enhance our product generation infrastructure as well as expand our product development capabilities.

In March 2002, we acquired Krane. Krane focuses on the sale of repetitive use home maintenance products to customers in rural and smaller communities, a demographic segment that is estimated at 24.7 million households and approximately 24% of the United States population. Krane’s target market is attractive for direct marketing sales due to: (i) lack of convenient shopping alternatives; (ii) less competition from competing marketers; (iii) homogenous customer profile; and (iv) strong demand for utilitarian products such as home maintenance and family products. Krane has approximately 1.5 million customer profiles on file, of which over 250,000 were added in fiscal 2000 and over 135,000 were added in calendar year 2001.

In May 2002, we acquired Reliant. Reliant is a direct marketer of consumer products primarily through direct response television and through secondary sources such as the Internet and QVC. Reliant manages the direct marketing for the majority of its products in both the United States and the United Kingdom. This includes product selection and development, manufacturing, by third parties, acquiring television media through a media agency, production and broadcast of programming and outsourced order processing, fulfillment, and customer service.

Product overview

We have successfully attracted and generated a significant flow of product ideas from numerous sources over the years. We reviewed 2,328, 3,968 and 5,420 product proposals from third parties in fiscal 2000, 2001 and 2002, respectively. We have a reputation in the industry as a quality business partner because of our fair dealings with our partners, our creative ability to make an effective marketing message, our worldwide marketing expertise and network, and our ability to obtain low-cost manufacturing and fulfillment services, all of which create value for our product partners. Moreover, we believe our historical success with individual products as a result of our multi-tiered distribution channels has enabled us to attract the most innovative and lucrative opportunities. Consequently, we believe that we have a competitive advantage in attracting and retaining product partners.

The first critical step of the marketing process consists of reviewing and analyzing products for selection and acquisition. We have a structured and disciplined methodology, utilizing twelve selection criteria to evaluate the potential of each product. The selection process includes two series of market tests in which the potential market demand for a product is quantified on the basis of our performance in certain well-chosen test markets. Test markets are selected based on their demographic characteristics and effectiveness in past tests. It is important to note that certain products are developed and marketed specifically for certain channels of distribution (e.g., retail only or home shopping channels only), often in conjunction with an exclusive offering.

We bring both internally and externally generated products to market. We have a product development staff whose sole responsibility is to identify new products that will be successful in direct response television marketing and other direct marketing channels. We review products for acquisition and/or development at various states of completion. We differentiate products according to three product development/acquisition models, each of which typically accounts for one third of our existing product portfolio: products acquired from owners or inventors; in-house developed products; and distribution partnerships.

Products acquired from owners or inventors. We acquire products from independent products owners and inventors at different stages of development from initial idea through prototype development to finished products. In situations where we acquire products from third parties, we typically acquire all marketing rights, manufacturing and inventory control, and either purchase the product from the owner or pay the product owner a royalty based on revenues from the project. Historically, approximately 20% of all products taken to market by us were acquired from owners third-party or inventors.

In-house developed products. We independently develop and fund in-house products. When developing an in-house product, we will create the concept, develop the prototype, and produce the direct response television program. All of the profits from in-house developed products are retained by the company. Our in-house products are typically developed in lower risk product classes where there is known demand and we can utilize our in-house expertise to develop the product. We also engage outside designers and engineers to assist in developing product concepts. Our in-house product development capabilities allow us to enter product classes swiftly and maximize profit potential. Examples of products in this category include Orbitrek, a fitness machine that we designed after analyzing competing elliptical trainers seen at fitness trade shows. Historically, approximately 40% of all products that we have taken to market were developed in house.

Distribution partnerships. We enter into distribution partnerships with product owners in situations where the product owners fund the production and marketing and we receive distribution rights. When we enter into these distribution partnerships, we will typically share equally in the net profits, but we have minimal financial risk in the event the product is unsuccessful. Distribution partnerships usually last for three years with an option to extend if the product is successful. Examples of distribution partnerships include AB-Doer and Septic Helper. Historically, approximately 40% of all products taken to market by us were through distribution partnerships.

Current products

We market a variety of consumer products which we classify into three product categories: fitness, health & beauty and housewares. During fiscal 2002, we offered over 200 products to consumers through our various distribution channels. We currently offer the following products:

Fitness. We sell our fitness products under the “We Fitness” brand name. Our most significant fitness products include:

•	The AB-Doer, a unique rotating torso trimmer that targets the upper abdominal muscles, lower abdominal muscles, obliques and lower back all in one circular motion;

•	The Orbitrek and the Orbitrek Pro, elliptical cardiovascular, full-body exercise machines;

•	The Bun and Thigh Isolater, isolates buns and thighs simultaneously for optimum results by mobilizing the midsection, offering ergonomic back support and an adjustable back rest; and

•	The Total Doer, combines muscle toning and strength training to trim and tone the upper and lower body, including hard to tone areas like the inner thigh.

Fitness products comprised approximately 58%, 74% and 80% of our total product revenues for fiscal years 2000, 2001 and 2002, respectively.

Health and beauty. We market numerous health and beauty products, including:

•	California Beauty Sunless Tan, provides natural looking tan without harmful sun damage;

•	California Beauty Peel, a mini-peel system that removes dead skin cells while nourishing delicate cells underneath with vitamins and natural botanicals;

•	California Beauty Cosmetics, professional quality make-up to conceal imperfections and enhance natural beauty;

•	Slim & Lift, micro-fiber technology flattens stomach and lifts and supports buns and thighs;

•	Youth Cocktail, natural age-fighting herbal vitamins and minerals;

•	Eurossage, an anatomically designed body massager; and

•	Mojave Convertible Eyeware, a sports sunglass set that includes four interchangeable UVA and UVB filtered lenses.

Health and beauty products comprised approximately 40%, 21% and 7% of our total product revenues for fiscal years 2000, 2001 and 2002, respectively.

Housewares. We market numerous housewares products, including:

•	Le Presse, a high quality food preparation system with numerous slicing attachments;

•	Flavorwave Oven, an infrared oven that cooks food evenly from the inside out faster than a microwave oven;

•	Thunderstick and Thunderstick Pro Mixers, each a powerful handheld blender/food processor that can be used to replace a variety of counter top appliances, including mixers, juicers and coffee grinders;

•	Septic Helper, a septic tank cleaner that contains enzymes and bacteria, which aid in the cleaning and maintenance of septic tanks, cesspools and drain lines; and

•	Enza-Clene, an all-natural antibacterial drain cleaner and deodorizer specifically formulated to liquefy grease, fats, oils, detergents, food particles, hair, paper and organic waste, into a harmless, free flowing liquid.

We intend to begin marketing our housewares products under a common brand name. Housewares and other products comprised approximately 2%, 5% and 13% of our total product revenues for fiscal years 2000, 2001 and 2002, respectively.

Multi-tiered distribution channels

We believe that our multi-tiered distribution channels provide us a competitive advantage in attracting, marketing and selling products. The various distribution channels enable us to introduce products in multiple markets through multiple channels simultaneously. This allows us to capitalize on the customer awareness and branding recognition created by our investment in direct response television media. It also allows us to capitalize on opportunities in individual markets by developing and selling products specifically for certain distribution channels. Our distribution channels consist of (i) domestic direct response television, (ii) international direct response television, (iii) international wholesale, (iv) retail, (v) home shopping channels, (vi) telemarketing, (vii) the Internet, (viii) catalogs, (ix) credit card inserts, (x) print advertisements, and (xi) database marketing.

Domestic direct response television. Direct response television consists of 30-minute commercials that provide in-depth demonstrations and explanations of the product and spot (one to two minute) commercials. We design our direct response television programming to create an entertaining and informative presentation of our products’ features, uses and benefits. We utilize direct response television to create customer awareness and brand loyalty by frequent airing of our programs in targeted markets. We closely monitor the sales generated from each airing of our programs to measure consumer receptivity and sales of the product. Direct response television allows us to test new products and marketing messages quickly, efficiently and accurately. It also enables us to actively manage the product launch, product profitability and market penetration per media dollar, and determine the appropriate life cycle of the product in each targeted market.

We believe that our ability to produce direct response television programs for between $50,000 to $200,000 in an average of 60 days is a competitive advantage. In general, direct response television commercials for fitness and health and beauty products often take more time to produce and are often more costly to produce than commercials for our housewares products because they often include before and after segments, as well as customer testimonials. Our low-cost production capabilities provide us with decreased risk, increased potential profits and greater product diversity. In addition, we are able to leverage our investment in a domestic direct response television program by customizing it for specific international markets, which typically entails utilizing a native language voiceover and, occasionally, local testimonials to enhance receptivity. The customization process is typically quick and inexpensive. During fiscal 2002, we produced 13 direct response television commercials generating domestic sales of approximately $57.8 million.

We believe that direct response television drives our multi-tiered distribution strategy by creating consumer awareness in target markets on a profitable and cost effective basis, which can be subsequently capitalized on through our other distribution channels such as wholesale, retail, Internet, and other channels. We seek to coordinate our direct response television strategy with other distribution channels’ strategies to maximize sales and profitability of each product. The media exposure of a direct response television campaign typically allows us to expand our sources of revenue and achieve higher levels of profitability by leveraging our media investments through other distribution channels.

International direct response television. Our direct television infrastructure includes international operations in Canada. Our Canadian international direct response television resources are operated in a similar manner to our domestic direct response television resources, except that we make international media purchases directly rather than through media brokers. During fiscal 2002, our Canadian direct response television programming generated sales of approximately $22.0 million of our total international sales of $89.5 million. During the fourth quarter of fiscal 2002, we expanded our international direct response efforts to the United Kingdom, where we have developed a full-time direct response television channel that allows us to air our customized direct response programs throughout the United Kingdom on a 24-hour basis.

We believe that our international direct response television infrastructure supports our multi-tiered distribution strategy in the same manner as our domestic efforts. The increased consumer awareness created in these international markets generates increased sales through our international wholesale and retail channels.

International wholesale. We believe that we are the only direct marketer that can introduce a product in the Untied States and, through our 186 international distributors and strategic partners, in more than 80 countries worldwide within a 60-day period. We provide these distributors and strategic partners with customized direct response television programming, products and consulting services and the distributors and strategic partners control the direct marketing of the products, including media purchasing, order processing and fulfillment, in their local markets. By allowing our partners to control all local operations, we avoid local market and currency risks as well as investments in inventory and distribution infrastructure.

We have spent ten years developing strategic relationships with leading consumer product distributors throughout the world. We believe that our historical success, innovative products and honest business practices provide us a competitive advantage in attracting and retaining international distributors and strategic partners, and discourage similar relationships with our competitors. Our international wholesale sales in fiscal 2002 were distributed to Europe (41%), Asia (34%) and the Middle East (4%). International sales have grown from $1.3 million in fiscal 1998 to $89.5 million in fiscal 2002. We believe that there is less competition internationally and increasing availability of television media (as deregulation of direct marketing continues in additional countries) creating less margin pressure and higher sales potential. We expect that international business will represent our highest growth opportunity, both in terms of increased sales in existing markets as well as expansion into new territories.

The map below employs shading to identify those countries in which we have an existing strategic partnership. Where we have multiple strategic partnerships, the number of such partnerships is indicated by parenthetical notation next to the name of the country.

Argentina (2)	Dominican Republic	Kuwait	Paraguay	Surinam
Australia (2)	Ecuador	Latvia	Peru	Sweden (2)
Austria (5)	Egypt	Lebanon	Philippines	Switzerland (5)
Bahrain	El Salvador	Lithuania	Poland (3)	Syria
Belgium (2)	Estonia	Macedonia	Portugal	Tahiti
Bolivia	Finland (2)	Malaysia	Puerto Rico (2)	Taiwan
Bosnia	France	Malta	Qatar	Thailand
Brazil	Germany (5)	Mexico	Romania	Trinidad
Bulgaria	Guatemala	Mongolia	Russia (3)	Tunis
Caribbean (5)	Hungary	Morocco	Saudi Arabia	Turkey
Chile	India (2)	Nepal	Singapore	Ukraine
Colombia	Indonesia	Netherlands (2)	Slovakia	United Arab Emirates
Costa Rica	Ireland (2)	New Zealand	Slovenia	United Kingdom (9)
Croatia (2)	Israel	Nicaragua	South Africa (2)	Uruguay
Cyprus (2)	Italy (2)	Norway	South Korea (4)	Venezuela
Czech Republic (3)	Japan (7)	Oman	Spain (2)	Yemen
Denmark	Kazakhstan	Panama	Sri Lanka	Yugoslavia

Retail. We have over 53 major retail customers that stock our products in their stores. Some of the larger retail customers include Target, Walmart, Kmart, Sears, Sam’s Club, Best Buy, Eckerds, Costco, Federated and Walgreens. Retail sales capitalize on the customer awareness and brand loyalty created by direct response television programming without the media costs. Consequently, gross margins for retail sales are comparable to those of direct response television. Retail sales attract those consumers who either want to touch and feel the product or are not otherwise inclined to purchase through a direct response television program. We believe that the presence of our products in major national retailers lends credibility to our products and furthers customer awareness and brand loyalty.

Home shopping channels. We have preferred vendor relationships with the two major United States home shopping channels, Home Shopping Network and QVC. These relationships enable us to market products on these channels on attractive terms and conditions, as well as test products prior to incurring the expense of producing a direct response television program. Typically, we will wholesale products to the shopping channels, use our own hosts and control the presentation of the product. We believe that utilizing home shopping channels allows us to market products to different demographics on a cost effective basis and furthers product credibility, customer awareness and brand loyalty.

Telemarketing. We operate seven outbound call centers (six in South Florida and one in Georgia) employing over 400 telemarketing specialists. We focus our telemarketing activities to customers in rural and smaller communities, a demographic segment that comprises approximately 24% of the United States population according to the 2000 United States Census. Our telemarketers are highly trained sales people, with substantial experience in selling products to rural homeowners, a market niche largely comprised of ardent do-it-yourselfers who prefer performing their own preventative maintenance to paying for repair work later on. We believe that our knowledge of this targeted customer base and our interactive sales process have had the effect of increasing sales effectiveness when introducing new and complementary products. We seek to increase sales by pursuing our strategy of repeated interaction with customers to provide multiple opportunities to up-sell and cross-sell additional products with only the cost of an extended phone call. Although we currently sell primarily houseware maintenance products utilizing this distribution channel, we seek to market additional products through this channel in the future.

Internet. We operate several websites that are accessed through approximately 350 URL’s and numerous search engine links to capture sales on the Internet. We have key revenue-sharing marketing partnerships in place with large online media companies, list owners, search engine portals and other websites where online shoppers tend to initiate their product searches. Our primary website, Thane.com, is featured prominently on all our direct response television programs, package inserts and product packaging. Our websites are fully automated, including back-end order processing and a fully-integrated inventory management system.

We currently sell over 180 products through our websites, including both ours and third-party products. Our websites receive over 1.5 million unique visits per month and maintain a customer database of approximately 450,000 files.

Our websites provide consumers with a broad selection of products in a user-friendly manner in three different languages, while generating high margins (approximately 43%). Our Internet strategy leverages off of the significant direct response television media spending and the customer awareness and brand loyalty created through retail sales and home shopping channels. We believe that over 35 million consumers have visited our websites since 1999 and we currently maintain a customer database of over 450,000 buyers. Internet sales have increased from $884,000 in fiscal 1999 to $13.0 million in fiscal 2002. We believe that Internet sales and profitability will continue to grow as the Internet becomes a more accepted medium for the purchase of goods and as our customer base increases through our other distribution channels.

Catalogs. We sell our products to over 16 national catalog publishers on a wholesale basis. Some of our larger catalog customers include Sears, Fingerhut, Spiegel, Hammacher Schlemmer, J.C. Penney, Amway and Harriett Carter. We believe that catalog sales enable us to market our products to an expanded demographic base of customers that have been targeted by the cataloger. We sell our products to catalog companies wholesale and therefore avoid inventory and fulfillment requirements.

Credit card inserts. We contract with certain syndicators, such as Media Solutions Services and Santa Barbara Promotions, to sell our products through credit card inserts by advertising our products in bills mailed to credit card customers. This distribution channel is a low cost method by which we can market our products to selected demographic groups. We selectively utilize credit card inserts for lower priced products that do not require complicated marketing information.

Print advertisements. We purchase print advertising for our products in selective situations to supplement existing marketing efforts or as a low cost alternative marketing channel. Print advertisement can serve as an effective reminder to consumers to purchase a product or a means to target a market not otherwise reached through other distribution channels.

Database marketing. We market additional products to our existing customers through inbound telemarketing upsells, catalog and reorder package inserts, outbound telemarketing and direct mail. These revenues require little or no media related costs and generate a much higher margin sale. Continuity offers are developed for all topical and ingestible products. These programs automatically ship consumers 30, 60, or 90 day supplies of their originally purchased product until such time as the customer initiates cancellation of their membership. These database marketing activities produce ongoing high margin revenues, increase long-term customer value, maintain customer awareness and build brand loyalty.

Occasionally, we also utilize a “two-step” marketing approach. Our two-step approach typically focuses first on spot commercials and direct response television programs that we air with no mention of price to generate consumer interest in and requests for product information. The second step focuses on converting inquiries into sales, which are accomplished through a combination of response mailings and outbound telemarketing.

We typically respond to each product inquiry regarding our direct-marketed products by forwarding detailed literature that describes the product line, outlines key features, highlights available accessories and provides additional information about how to purchase the product. If a potential customer does not respond within a certain time period, we proceed with additional follow-up mailings or outbound telemarketing calls that convey a different marketing message and typically offer certain inducements to encourage a sale. The specific marketing message and offer at each stage will vary on a case-by-case basis, based on what our statistical tracking indicates is most likely to trigger a sale.

Operations

Product selection. Reviewing and analyzing products for selection and acquisition is the first critical step of the marketing process. We have a structured and disciplined methodology utilizing twelve selection criteria to evaluate the potential of each product. The selection process includes two series of market tests in which the potential market demand for a product is quantified on the basis of its performance in certain well-chosen test markets. Test markets are selected based on their demographic characteristics and effectiveness in past tests. The selection criteria include:

•	Margin: The selling price must be four to five times the cost of goods.

•	Visual Appeal: The product usefulness must be easily demonstrable and visually appealing.

•	Characteristics: The product must be unique, new, innovative and unavailable in mass retail.

•	Product Partner: The product owner, inventor or partner must be reasonable and ethical.

•	Spokesperson: The direct response television program must feature a dynamic and enthusiastic spokesperson.

•	Target Market: The product must have a target market of at least 20 million households and mass appeal in both the domestic and international markets.

•	Hot Buttons: The product must appeal to consumer “hot buttons,” such as a desire to look and feel younger and healthier, an ease of use or sense of fun. The product must encourage impulse buying.

•	Compelling Story: The direct response television program must be entertaining and explain the product’s discovery or use.

•	Reorder Potential: The product should have the potential to generate multiple or related orders.

•	Retail Sales Potential: The product should solve an existing problem, not prevent a potential problem.

•	Product Categories: The product must be in a proven direct response television marketing category.

•	Value: The consumer must perceive the product as a bargain.

We bring both internally and externally generated products to market. We have a product development staff whose sole responsibility is to identify new products that will be successful in direct response television marketing and subsequently in other direct marketing channels. We review products for acquisition and/or development at various stages of completion.

Direct response television production. We have extensive experience in producing direct response television programs, having produced over 23 programs since the beginning of fiscal 2001. After we decide to market a product we will typically produce the thirty-minute direct response television program in-house. Depending on the type of product, we can produce programs in-house for between $50,000 to $200,000. Our in-house production costs are substantially below the industry average and provide us with decreased risk, increased potential profits and greater product diversity. Developing the production in-house also enables us to manage with efficiency and flexibility one of the most crucial parts of the direct marketing process.

Test marketing. We test market our products prior to making significant media and inventory investments. We usually test market products using one of two basic methods. One method is to create a marketing message for a relatively inexpensive distribution channel such as the home shopping channels. These channels are a cost effective means of introducing an untested product in selected markets prior to full-scale production of the direct response television program. A later stage of testing is to air the direct response television program on a limited basis to a precisely targeted audience. This allows us to (i) evaluate the amount and geographic coverage of the media that we may purchase for such product, (ii) experiment with different marketing messages and pricing structures to determine the optimal marketing approach and price point and (iii) minimize inventory and media risk associated with launching new products.

If a direct response television program achieves acceptable results, as defined by customer orders per cost of media, we typically air the program on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, we may modify the creative presentation of the direct response television program and/or the pricing. We typically adjust the frequency of a program’s airing to maximize profitability of all of the products being marketed at a given time. In 2002, we produced 13 direct response television programs, and 3 were rolled-out nationally, compared to 10 shows produced in 2001, of which 6 were rolled out. We believe that our test marketing techniques can accurately predict the potential success of a product and have historically been successful at screening out marginal products.

Inventory management. We seek to minimize our inventory risk by (i) establishing demand for our products prior to purchasing inventory through small media tests, (ii) gradually expanding the marketing of our products with incremental media purchases and through the home shopping channels, (iii) purchasing inventory based on current demand and four to six week fill times to the consumer during the early and late stages of a product’s life cycle, (iv) shipping direct from the factory to international distributors, thus booking an immediate sale with no inventory investment, (v) focusing on current sell-through of products in the retail channel when determining factory orders, (vi) utilizing our numerous channels of distribution to sell products and (vii) discounting unsold product on the home shopping channels and the Internet.

Product manufacturing. We outsource the production of our merchandise to third party manufacturers, primarily in China. Given the importance of obtaining high quality, low cost products, we have built a dedicated in-house company, Concept and Products Solutions, Inc., that focuses exclusively on developing proprietary relationships with overseas manufacturers to source quality products at the lowest cost available. This effort has been so successful that we now offer our services to third party direct marketers. We typically source products from multiple manufacturers in order to avoid supplier concentration risks. Our management has an average of eight years experience with our primary manufacturers. These long-term relationships provide all parties with confidence and mutually beneficial incentives. We believe that one of our competitive advantages is our ability to minimize our manufacturing costs while maintaining quality and production continuity. We employ in-house personnel and third-parties to oversee the manufacturing process and provide quality assurance/ quality control functions. We believe that our oversight of the manufacturing process enhances the economics of our products through lower manufacturing costs and reduced warranty claims.

Media purchasing. We perform the media purchasing function in-house. With programming available to approximately 60 million households in the United States, we are historically one of the largest buyers of direct response television programming media time. Our size and reputation enable us to leverage our purchasing power when negotiating airtime with television channels and is one of our most significant competitive advantages. We purchase media time through our media agency subsidiary and other media brokerage agencies. Purchasing media time through different agencies maximizes flexibility and lowers costs while enabling us to select appropriate media time. In fiscal 2002, we spent more than $54.0 million on media. We believe that this expenditure will contribute to building, over time, a significant brand equity and franchise value associated with our name.

We track the success of each of our spot commercials and direct response television programs by determining how many viewers respond to each airing. We accumulate this information in a database that we use to evaluate the cost-effectiveness of available media time. In addition, we believe our database enables us to predict with reasonable accuracy how many product sales and inquiries will result from each spot commercial and direct response television program that we air. We also believe that we can effectively track changing viewer patterns and adjust our advertising accordingly.

We do not currently purchase media time under long-term contracts. We book most of our spot commercial time on a quarterly basis and most of our direct response television program time on a monthly or quarterly basis, as networks make time available. Networks typically allow us to cancel booked time with two weeks’ advanced notice, which enables us to adjust our advertising schedule if our statistical tracking indicates that a particular network or time slot is no longer cost effective. Generally, we can increase or decrease the frequency of our spot commercial and direct response television program airings at almost any time.

The goals of our direct response television program are to generate sales and create consumer awareness of the product in order to facilitate sales through other distribution channels. Media purchases are a significant component of cost of goods sold and therefore are diligently managed to minimize the cost of media per order received. This media management is conducted throughout the life cycle of the product each time the program is aired.

Order processing. Our direct response television programs typically ask viewers to call a 1-800 number to order the advertised product at the advertised price. We outsource our order processing primarily through long-standing arrangements with third parties such as West Corporation. We closely monitor order processing to obtain customer ordering data and for quality control purposes through on-line communications and database access. Order processing is an important aspect of direct marketing, as a successfully captured customer will usually generate additional high margin sales. We also seek to have our order processing attempt to up-sell products or offer additional related products to maximize sales to each customer.

We utilize, in conjunction with our third-party order processors, a proprietary skill-based call routing system that automatically routes each incoming call to the most highly qualified sales agent or customer service representative available. The appropriate representative then answers product questions, proactively educates the potential customer about the benefits of our product line and typically up-sells the benefits of additional product options or higher priced models in our product lines. This sophisticated system allows us to better utilize the call center agents, prioritize call types and improve customer service.

Order fulfillment. We have outsourced our order fulfillment function to Innotrac Corporation to minimize fixed costs for our direct response television distribution channel. Innotrac receives merchandise from the manufacturers and manages the shipment, payment and return process. We have been involved in building the information systems related to these activities and maintain control over this process by tracking the operations on a daily basis. We have our manufacturers drop ship directly to our international distributors and strategic partners.

Customer service. We provide customer service through third-party contractors who respond to customer inquiries and process product returns. We typically offer an unconditional 30-day money back return policy to our customers. Our products are typically covered by manufacturer warranties.

Customers

Our customers include thousands of individual domestic and international consumers, 53 retail chains, the Home Shopping Network, QVC, 186 international distributors and strategic partners and 16 national catalog publishers. No single customer accounted for greater than five percent (5%) of revenues for any of our 2000, 2001 and 2002 fiscal years.

Warranties

We generally offer an unconditional 30-day money back return policy to purchasers of any of our products. Our manufacturers typically offer warranties, which vary depending upon the product and the manufacturer. The average return rate of our products for each of fiscal 2000, 2001 and 2002 was 9.04%, 9.06% and 7.49%, respectively. We believe that our return experience for each channel of distribution is within the customary range for direct marketing businesses.

Competition

The direct marketing industry is large and highly fragmented, with the majority of industry sales generated by single-product and single-channel companies. We define our primary competition as multi-channel and multi-product direct marketing companies. We believe that our primary competitors are Guthy-Renker and Good Times Entertainment Limited, both of which market their products in the United States through direct response television, retail, the Internet and other wholesale channels. Companies such as American Telecast, Direct Focus, Tristar Products, AMS Direct and Ronco currently market several successful products primarily through direct response television programs. Additionally, there are a number of direct marketing companies that market their products primarily through catalogs, such as Lands’ End and Spiegel, Inc.

We face significant competition within each of our merchandise categories from large and small retailers, other domestic direct marketing companies, and various international competitors in individual markets. Many of the large retailers also sell their products through other channels such as the Internet and catalogs. We compete with a variety of consumer products companies and retailers, many of which have substantially greater financial, marketing and other resources than us.

Intellectual property

Our success at attracting, marketing and selling products depends significantly on our ability to establish brand name recognition for our products. In order to protect our brand awareness, we own or license intellectual property rights associated with that product, including trademark, copyright and patent protections. In addition, we typically seek to acquire all related Internet URLs associated with our products. We protect ourselves from competitors that produce, market and sell imitations of our products through establishment and enforcement of our intellectual property rights. In addition to securing intellectual property rights related to our products, we rely on confidentiality, license and other agreements with employees, customers, international distributors, strategic partners and others to protect our proprietary rights.

Government regulation

Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Products Safety Commission, the Federal Communications Commission, the Food and Drug Administration, attorney generals of various states and other state, local consumer protection and health agencies. The statutes, rules and regulations applicable to our operations, and to various products marketed by us, are numerous, complex and subject to change.

Our international business is subject to the laws and regulations of Canada, the United Kingdom and Germany, and our international strategic partners are subject to the laws of the European Union and the various other countries in which we sell products, including, but not limited to, the various consumer and health protection laws and regulations in these markets. If any significant actions were brought against us or any of our subsidiaries or strategic partners in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which we obtain a significant portion of its media, we could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of our market will not adversely affect our business or results of operations.

We collect and remit sales tax in the states where we have a physical presence. Certain states in which our only activity is direct marketing have attempted to require direct marketers, such as us, to collect and remit sales tax on sales to customers residing in such states. A 1995 United States Supreme Court decision held that Congress can legislate such a change; however to date Congress has taken no such action. We are prepared to collect sales taxes for other states if laws are passed requiring such collection. We do not believe that a change in the laws requiring the collecting of sales taxes will have a material adverse effect on our financial condition or results of operations.

Employees

As of June 26, 2002, we had approximately 716 employees, of which 17 were in direct response television production, 8 were in product development and acquisition, 430 were in telemarketing call centers and 261 were in operations, administration and accounting. None of our employees are represented by a labor organization. We consider our employee relations to be good.

ITEM 2.	PROPERTIES

We lease approximately 22,362 square feet of space located at 78-140 Calle Tampico, La Quinta, California at which we maintain our principal executive offices. The lease for this facility has a 20-year term commencing April 2001 and provides for annual rent of approximately $268,000. This facility is owned by William F. Hay and Denise DuBarry-Hay. See “Item 13 — Certain Relationships and Related Transactions.”

We also lease approximately 7,048 square feet of office space located at 4800 North Federal Highway, Suite 300E, Boca Raton, Florida. The lease for this property has a term ending December 2004. We also lease approximately 6,000 square feet of office space located at 2701 North Rocky Point Drive, Suite 200, Tampa, Florida pursuant to a lease having a term ending February 2005. The leases for these facilities provide for annual rental payments of $165,000 and $200,000, respectively.

In addition to the foregoing leases, we also lease an aggregate of 30,439 square feet of office space and 10,972 square feet of warehouse space at various locations throughout the United States and London, England.

We believe that our current facilities are in good operating condition and are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are a party from time to time to routine legal proceedings arising in the ordinary course of its business. Although the outcome of any proceedings cannot be predicted accurately, we do not believe any liability that might result from the proceedings could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the over-the-counter market under the symbol “THAN” on May 24, 2002. Prior to that time, our common stock was not publicly traded, and no market information is available. The following table sets forth, for the period indicated, the high and low reported prices per share of our common stock on the over-the-counter market reporting system.

	Stock Price

Fiscal Year	High	Low

2003
First Quarter (From May 24, 2002 to June 28, 2002)	$8.50	$4.80

As of June 24, 2002, there were approximately 585 holders of record of our common stock.

We have never declared or paid dividends on our common stock since our formation. We do not currently intend to pay dividends on common stock in the foreseeable future so that we may reinvest our earnings in the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2002, we issued an aggregate of 2,585,474 shares of our common stock to the stockholders of Krane Holdings, Inc., a Delaware corporation, in connection with our acquisition of all of the issued and outstanding capital stock of Krane.

In March 2002, we issued warrants to purchase up to an aggregate of 792,896 shares of our common stock at a price of $.001 per share to two financial institutions with whom we had a business relationship. We issued these warrants in exchange for certain previously issued warrants to purchase shares of its common stock in connection with the refinancing of our credit facility.

These stock and warrant issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction by an issuer not involving any public offering.

From June 1999 to December 2001, we issued options to purchase up to an aggregate of 2,880,000 shares of our common stock to certain employees pursuant to our 1999 Stock Option Plan.

These option issuances were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, such issuances were deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

There were no underwritten offerings employed in connection with any of the transactions described above.

The recipients of securities in each transaction described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in transaction. All recipients had adequate access, through their relationship with us, to information about us.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the most recent five fiscal years ended March 31 is qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The Statement of Operations Data set forth below with respect to fiscal 2000, 2001 and 2002 and the Balance Sheet Data as of March 31, 2001 and 2002 are derived from Thane’s audited financial statements included elsewhere in this Form 10-K. The Statement of Operations Data for fiscal 1998 and 1999 and the Balance Sheet Data as of March 31, 1998, 1999 and 2000 are derived from audited financial statements not included herein.

	Years Ended March 31,

	1998	1999	2000	2001	2002

	(In thousands)
Statement of Income Data:
Total revenues	$80,968	$109,288	$80,458	$190,524	$255,771
Cost of sales, including selling expenses	69,256	90,977	63,915	147,329	203,682
General and administrative expenses	3,318	7,135	8,376	14,190	21,073
Depreciation and amortization	50	194	196	146	422
Total costs and expenses	72,624	98,306	72,487	161,665	225,177
Income from operations	8,344	10,982	7,971	28,859	30,594
Interest income (expense), net(1)(3)	73	230	(1,991)	(2,497)	(11,492)
Minority interest and other	76	(187)	(269)	(317)	(382)
Income before income taxes	8,493	11,025	5,711	26,045	18,720
Provision for income taxes	3,633	3,916	1,501	10,053	8,860
Net income	$4,860	$7,109	$4,210	$15,992	$9,860
Balance Sheet Data (at end of period):
Cash and cash equivalents	$5,563	$7,120	$2,249	$4,060	$13,568
Working capital	5,674	12,504	2,992	13,649	20,460
Total assets	14,985	22,264	18,787	63,157	93,843
Total debt	50	0	22,500	23,433	27,907
Total stockholders’ equity (deficit)(1)	6,849	13,953	(11,016)	5,195	36,047
Statement of Cash Flow Data:
Net cash provided by operating activities	$5,774	$2,869	$1,791	$1,567	$23,199
Net cash used in investing activities	(246)	(216)	(139)	(669)	(1,710)
Net cash provided by (used in) financing activities	(324)	(1,096)	(6,523)	913	(11,981)
Net increase (decrease) in cash and cash equivalents	$5,204	$1,557	$(4,871)	$1,811	$9,508
Other Operating and Financial Data:
EBITDA(2)	$8,394	$11,176	$8,167	$29,005	$31,016
Capital expenditures	246	182	139	319	961
Total costs and expenses as a percentage of total revenues	89.69%	89.95%	90.12%	84.93%	88.04%
Income from operations as a percentage of total revenues	10.31%	10.05%	9.88%	15.07%	11.96%
EBITDA as a percentage of total revenues(2)	10.37%	10.23%	10.13%	15.14%	12.13%

(1)	In June 1999, Thane completed a leveraged recapitalization pursuant to which Thane redeemed approximately $36.0 million of equity securities and borrowed approximately $23.5 million in debt. The accounting treatment for the transaction reduced stockholders’ equity by $29.9 million.

(2)	As used in the table above, EBITDA consists of earnings before interest, income taxes, depreciation, and amortization. We believe that, because EBITDA is a measure of financial performance, it is useful to investors as an indicator of a company’s ability to fund its operations and to service or incur debt. EBITDA is not a measure calculated under accounting principles generally accepted in the United States. Other companies may calculate EBITDA differently. It is not an alternative to operating income as an indicator of our operating performance or an alternative to cash flows from operating activities as a measure of liquidity and investors should consider these measures as well.

(3)	In connection with the refinancing of prior credit facilities, we entered into an agreement in February 2002 to repurchase certain warrants held by our prior lenders to acquire 3,964,448 shares of common stock. On March 13, 2002, we purchased all of the warrants issued to such lenders in exchange for a $4.0 million cash payment and the issuance of new warrants to purchase an aggregate of 792,896 shares of common stock. As a result, we recorded approximately $9.1 million in interest expense in fiscal 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

GENERAL

We are engaged in the multi-channel direct marketing of consumer products and services in the fitness, health and beauty and house wares product categories. Our distribution channels in the United States and, through our 186 international distributors and strategic partners, in 80 countries around the world include direct response television, home shopping channels, catalogs, retail, print advertising, credit card inserts and the Internet. We develop and acquire products, arrange low-cost, offshore manufacturing, and then market and distribute our products through our various distribution channels. We have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential.

We generate revenues by selling our products (i) directly to consumers through our direct response television programs and the Internet, and (ii) wholesale through international distributors and strategic partners, retailers, home shopping channels, catalogs, telemarketing and credit card inserts. We also generate revenues through our media purchasing, consumer clubs and product sourcing activities. We allocate all of our United States media costs to our direct marketing businesses and none to our wholesale business. Production costs are allocated solely to our direct marketing business even though the direct response television programs are used to support our wholesale and international businesses. Typically, as a product nears the end of its lifecycle, we will gradually reduce the selling price of the product to further extend the lifecycle of the product.

Over the past several years, we have focused on building our international and wholesale channels of distribution. International sales have grown from $1.3 million in fiscal 1998 to $89.5 million in fiscal 2002. Wholesale revenues have increased from $1.8 million in fiscal 1999 to $59.6 million in fiscal 2002. We expect that international and wholesale channels of distribution will continue to be a larger part of our revenues. We typically purchase merchandise from our overseas manufacturers, and sell products to our international distributors and strategic partners, in U.S. dollars. Accordingly, while we do not experience significant exposure to foreign currency risk, our trading partners do.

Our revenues vary throughout the year, with third and fourth fiscal quarter revenues being historically the highest. This was not the case for the year ended March 31, 2002, however. Due to the direct response and wholesale success of a fitness product in the first and second quarters of fiscal 2002, revenues were higher in the first two quarters than the last two quarters and operating income was essentially the same in the first half and the last half of the year. We expect the typical seasonal trend in fiscal 2003. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of our international and wholesale distribution channels and the potential growth of other distribution channels.

We intend to leverage our multi-channel distribution infrastructure and marketing expertise to provide marketing services to third party inventors and product owners for a service fee. In connection with these arrangements, we expect to enter into marketing and service agreements pursuant to which we will create marketing messages, produce direct response television programs, manage media purchases, and manage the outsourcing of order processing and fulfillment functions for fees based on the total revenues generated for a particular product as a result of our efforts. Although we will not recognize revenues on the sales of the products pursuant to these arrangements, we expect to recognize increased commission income. We do not expect to incur any inventory, media purchasing or warranty or product liability risk in connection with these arrangements. We anticipate that as we begin to enter into more of these marketing and management agreements, commission income will constitute a growing portion of our earnings.

We acquired Krane Products, Inc. on March 15, 2002. Therefore, only fifteen days of financial information for Krane is presented.

RESULTS OF OPERATIONS

The following table sets forth income statement data for the periods indicated as a percentage of revenue.

	For the Years Ended
	March 31,

	2000	2001	2002

Total revenues	100.00%	100.00%	100.00%
Cost of sales, including selling expenses	79.44%	77.33%	79.63%
Gross profit	20.56%	22.67%	20.37%
Operating expenses
General and administrative	10.41%	7.45%	8.24%
Depreciation	0.24%	0.08%	0.17%
Income from operations	9.91%	15.14%	11.96%
Other expenses
Interest, minority interest and other	2.81%	1.47%	4.64%
Income before income taxes	7.10%	13.67%	7.32%
Provision for income taxes	1.87%	5.28%	3.46%
Net income	5.23%	8.39%	3.86%

The year ended March 31, 2002 compared to the year ended March 31, 2001

Total revenues increased $65.3 million, or 34.3%, to $255.8 million for fiscal 2002 from $190.5 million for fiscal 2001. The increase in total revenues is primarily attributable to wholesale sales increasing $28.1 million, or 89.2%, from $31.5 million to $59.6 million, international sales increasing $68.0 million, or 316.3%, from $21.5 million to $89.5 million which were offset by a decrease in United States direct marketing sales of $57.8 million, or 47.6%, from $121.5 million to $63.7 million. Wholesale sales consist of products and services sold to United States based businesses such as television shopping channels, retailers, catalogers and Internet companies. International sales consist of products sold outside the United States both to consumers and international distributors and strategic partners. United States direct marketing sales consist of products and services sold directly to United States consumers. The increase in wholesale revenues was primarily related to an increase in the number of retail and catalog customers, which was driven by increased demand for a fitness product. The increase in international sales was attributable to increased sales of fitness and health and beauty products to a large number of international distributors and strategic partners. The decrease in United States direct marketing sales is primarily related to decreased sales of fitness and health and beauty products. We expect wholesale and international sales to continue to be an increasing percentage of our total revenues as these distribution channels continue to mature.

Cost of sales consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales increased $56.4 million, or 38.3%, to $203.7 million for fiscal 2002 from $147.3 million for fiscal 2001. As a percentage of total revenues, cost of sales increased from 77.33% for the year ended March 31, 2001 to 79.63% for the year ended March 31, 2002. The increase in cost of sales is primarily due to higher sales levels. The increase in cost of sales as a percentage of total revenues is primarily due to lower gross profit margins caused by increased media expenditures, changes in product mix and reduced pricing of certain fitness products.

Gross profit increased $8.9 million, or 20.6%, to $52.1 million for fiscal 2002 from $43.2 million for fiscal 2001. As a percentage of total revenues, gross profit decreased 2.30% from 22.67% for fiscal 2001 to 20.37% for fiscal 2002. The decrease in gross profits as a percentage of total revenues is the result of decreased gross profits on domestic direct marketing sales. Gross profit margins were affected by increased media expenditures, changes in product mix and reduced pricing of certain fitness products.

General and administrative expenses increased $6.9 million, or 48.5%, to $21.1 million for fiscal 2002 from $14.2 million for fiscal 2001. As a percentage of total revenues, general and administrative expenses increased to 8.24% for fiscal 2002 from 7.45% for fiscal 2001. General and administrative expenses increased as a result of the building of our infrastructure during the year to handle our growth and in anticipation of our future growth. In addition, there was an increase in bad debt expense due to higher wholesale sales. Total company employees, excluding Krane employees, were 137 at March 31, 2002 compared to 102 at March 31, 2001, which partially contributed to an increase of $4.4 million in payroll expense for the year. The balance of the increase was primarily the result of increases in general corporate overhead as Thane expanded its operations to several new locations. We expect general and administrative expense dollars to remain relatively constant. Depreciation and amortization increased $276,000 due primarily to our entering into a capital lease of our corporate headquarters in September 2001.

Income from operations increased $1.7 million, or 6.0%, to $30.6 million for fiscal 2002 from $28.9 million for fiscal 2001. As a percentage of total revenues, income from operations decreased from 15.14% for fiscal 2001 to 11.96% for fiscal 2002. The decrease in income from operations as a percentage of total revenues is attributable to the decreased gross margin percentage and increased general and administrative expenses discussed above.

Other expenses consist of net interest expense and minority interest. Net interest expense increased approximately $9.0 million. In connection with the refinancing of prior credit facilities, we entered into an agreement in February 2002 to repurchase certain warrants held by our prior lenders to acquire 3,964,448 shares of our common stock. On March 13, 2002, we purchased all of the warrants issued to such lenders in exchange for a $4.0 million cash payment and the issuance of new warrants to purchase an aggregate of 792,896 shares of our common stock. As a result, we recorded approximately $9.1 million in interest expense and 3,171,552 shares of our outstanding stock held by our majority stockholder were canceled. Minority interest increased slightly due to profit increases from our non-wholly owned subsidiaries.

Income before income taxes decreased $7.3 million, or 28.1%, to $18.7 million for fiscal 2002 from $26.0 million for fiscal 2001. The $9.1 million charge to interest expense discussed above was the primary reason for the decrease. After applying the effective tax rate of 47.3% and 38.6%, for fiscal 2002 and fiscal 2001, respectively, net income for the respective periods was $9.9 million and $16.0 million 38.3% decrease.

The year ended March 31, 2001 compared to the year ended March 31, 2000

Total revenues increased $110.1 million, or 136.8%, to $190.5 million for fiscal 2001 from $80.4 million for fiscal 2000. The increase in total revenues is primarily attributable to domestic direct marketing sales increasing $72.0 million, or 145.5%, from $49.5 million to $121.5 million, wholesale sales increasing $27.4 million, or 668.3%, from $4.1 million to $31.5 million, and international sales increasing $3.5 million, or 19.5%, from $18.0 million to $21.5 million. The increase in United States direct marketing sales is primarily related to increased sales of a fitness product. The increase in wholesale revenues was primarily related to an increase in the number of retail and catalog customers, which was driven by increased demand for a fitness product. The increase in international sales was attributable to a larger number of international distributors and strategic partners.

Cost of sales increased $83.4 million, or 130.5%, to $147.3 million for fiscal 2001 from $63.9 million for fiscal 2000. The increase in cost of sales is primarily attributable to increased sales.

Gross profit increased $26.7 million, or 161.1%, to $43.2 million for fiscal 2001 from $16.5 million for fiscal 2000. As a percentage of total revenues, gross profit increased from 20.6% for fiscal 2000 to 22.7% for fiscal 2001. The increase in gross profits is the result of the successful introduction of a fitness product in the last nine months of the fiscal year. During fiscal 2001, we expanded our wholesale operations, which required significant increases in inventory. At the end of fiscal 2001, our inventory was composed of a significant amount of a single product. As a result, we increased our inventory reserve by approximately $4.1 million at March 31, 2001.

General and administrative expenses increased $5.8 million, or 69.4%, to $14.2 million for fiscal 2001 from $8.4 million for fiscal 2000. As a percentage of total revenues, general and administrative expenses decreased to 7.45% for fiscal 2001 from 10.41% for fiscal 2000. General and administrative expenses increased as a result of the building of our infrastructure in anticipation of our future growth as well as an increase in bad debt expense. Our payroll expense increased by $1.6 million as a result of the increase in our employees from 64 at March 31, 2000 to 102 at March 31, 2001. The balance of the increase was primarily the result of increased bad debt expense due to higher sales volume across all channels of distribution.

Income from operations increased $20.9 million, or 261.3%, to $28.9 million for fiscal 2001 from $8.0 million for fiscal 2000. As a percentage of total revenues, income from operations increased from 9.91% for fiscal 2000 to 15.14% for fiscal 2001. The increase in income from operations as a percentage of total revenues is attributable to the increased gross margin and reduced general and administrative expenses as a percentage of total revenues.

Other expenses increased $554,000 or 24.5%, to $2.8 million in fiscal 2001 from $2.3 million for fiscal 2000. As a percentage of total revenues, other expenses decreased from 2.81% in fiscal 2000 to 1.47% in fiscal 2001 due to increased sales volume. The increase in other expenses was primarily the result of increased interest expense.

Income before income taxes increased $20.3 million, or 356.1%, to $26.0 million for fiscal 2001 from $5.7 million for fiscal 2000. After applying the effective tax rate of 38.6% and 26.3%, for fiscal 2001 and fiscal 2000, respectively, net income for the respective periods was $16.0 million and $4.2 million, a 279.9% increase.

Financial condition, liquidity and capital resources

As of March 31, 2002, cash and cash equivalents were $13.6 million compared to $4.1 million at March 31, 2001. Total assets were $93.8 million at March 31, 2002 compared to $63.2 million at March 31, 2001. Of this increase, $24.4 million was due to an increase in goodwill related to acquisitions made during the year and $3.3 million was due to an increase in assets held under capital lease. Total decrease in receivables and inventory of approximately $8.0 million offset by an increase of $4.0 million in deferred tax assets primarily accounted for the balance of the change in total assets. In addition, total working capital increased to $20.5 million at March 31, 2002 from $13.6 million at March 31, 2001.

For the fiscal year ended March 31, 2002, the net cash provided by operating activities was $23.2 million compared to net cash provided by operating activities of $1.6 million for the fiscal year ended March 31, 2001. Net cash used in investing and financing activities was $13.7 million as compared to net cash provided by investing and financing activities of $244,000 in the fiscal year ended March 31, 2001. The operating activity increases were primarily due to decreases in inventory, receivables and prepaid advertising at March 31, 2002 as compared to March 31, 2001 and the net cash used in investing and financing activities was primarily due to the reduction in debt.

In March 2002, we entered into a loan and security agreement with Congress Financial Corporation that provides us with a $20.0 million senior secured revolving credit facility and an aggregate of $14.0 million in long-term loans. These facilities were used to refinance our prior credit facilities, repurchase outstanding warrants to purchase shares of our common stock, to pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. As of March 31, 2002, no borrowings were outstanding under the revolving credit facility and $14.0 million was outstanding under the term loans.

Krane is a party to a credit agreement with LaSalle Bank National Association. The credit agreement provides Krane with a term loan and a revolving credit facility, each of which are collateralized by cash, receivables, and all products and proceeds of Krane. As of March 31, 2002, Krane had $7.2 million outstanding on the term loan and $1.5 million outstanding under the revolving loan. The facilities mature in February 2003. Krane also maintains a $1.9 million unsecured subordinated term loan with Prairie Capital Mezzanine Fund, L.P., which matures in June 2003.

In connection with the refinancing of prior credit facilities, we entered into an agreement in February 2002 to repurchase certain warrants held by our prior lenders to acquire 3,964,448 shares of our common stock. On March 13, 2002, we purchased all of the warrants issued to such lenders in exchange for a $4.0 million cash payment and the issuance of new warrants to purchase an aggregate of 792,896 shares of our common stock. As a result, we recorded approximately $9.1 million in interest expense.

On March 15, 2002, we redeemed the 248,896 shares of our common stock that were issued to Krane’s current lenders in exchange for an aggregate cash payment of $1.2 million.

We believe that, through future cash flows and financing alternatives available, we can continue to meet our short-term obligations and continue to generate the working capital necessary to provide for the long-term liquidity and our future internal growth.

From time to time, we review potential acquisitions of direct marketing and other companies that we deem complimentary to our business. We may be able to finance smaller acquisitions with cash flow from operations; however, larger acquisitions will require the use of stock as acquisition currency or our obtaining additional public or private equity or debt financing. We may pursue additional public or private financing from time to time on an opportunistic basis.

Critical Accounting Policies

Revenue recognition

Revenue is recorded at the time of product shipment. The Company also earns commission income from media brokers and income from third parties for consulting services rendered. The commission income earned from media brokers is netted against advertising expense included in cost of sales. The Company also earns revenue on membership referral fees from a joint venture with a third party. All shipping and handling costs are recorded within cost of sales.

Generally, it is the Company’s policy to refund unconditionally the total price of merchandise, less shipping and handling, for merchandise returned within 30 days. The Company provides an allowance, based on experience, for returned merchandise. Revenues are shown net of returns, discounts and sales incentives.

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

Inventories

Inventories consist primarily of products purchased for resale and are stated at the lower of cost (determined by the first-in, first out method) or market. An allowance for obsolete inventory is maintained to reflect the expected unsaleable inventory based on an evaluation of slow moving products.

Goodwill

In June 2001, the FASB issued FAS No. 141, Business Combinations (FAS 141), and FAS No. 142, Goodwill and Other Intangible Assets (FAS 142), effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. FAS 142 is immediately applicable to any acquisitions made after June 30, 2001.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. Statement No. 143 will be effective for financial statements beginning after January 21, 2003, with earlier application encouraged. The Company is currently evaluating the impact on its consolidated financial statements of adopting this statement.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of the long-lived assets and for the disposition of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The company expects to adopt FAS 144 as of April 1, 2002 and has not yet determined the effect, if any, the adoption of FAS 144 will have on its results of operations and financial condition.

Goodwill represents the excess of the purchase price of each of the Company’s acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 and in accordance with FAS 142 and during 2002, no goodwill has been amortized.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with borrowings under our senior secured credit facility with Congress Financial Corp. and under Krane’s senior secured credit facility and revolving loan with LaSalle Bank National Association, we will experience market risk with respect to changes in the general level of interest rates and its effect upon our interest expense. Borrowings under these facilities bear interest at variable rates based on the Prime Rate. Because such rates vary from period to period, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

Our variable rate debt currently consists of two term loans for total borrowings of $14.0 million. To date, we have not utilized our revolving credit facility. Krane’s variable rate debt currently consists of a term loan borrowing and revolving loan borrowings of $7.3 million and $1.5 million, respectively. Krane’s unsecured debt of $2.5 million with Prairie Capital Mezzanine Fund, L.P. bears interest at a fixed rate of 15%.

Purchases, as well as sales of products through our international distribution channels, are denominated in U.S. dollars and as such we have minimal foreign currency fluctuation risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Thane International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Thane International, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thane International, Inc. and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Irvine, California
June 17, 2002

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$13,568	$4,060
Accounts receivable, net of allowance of $6,342 and $1,912 in 2002 and 2001, respectively	19,706	24,856
Inventories, net of reserves of $4,134 and $4,358 in 2002 and 2001, respectively	13,458	20,554
Prepaid advertising	991	4,094
Prepaid expenses and other	1,755	2,361
Due from affiliate	3,156	—
Deferred income taxes	6,579	3,122
Income taxes receivable	515	—
Other current assets	621	2,168

Total current assets	60,349	61,215
Property and equipment:
Building	3,260	—
Furniture, fixtures and equipment	2,247	1,041
Less accumulated depreciation	(821)	(543)

	4,686	498
Noncurrent assets:
Production costs, net of accumulated amortization of $52 and $1,892 in 2002 and 2001, respectively	471	792
Goodwill	24,415	—
Financing costs, net	1,402	528
Deferred income taxes	496	—
Other noncurrent assets	2,024	124

Total noncurrent assets	28,808	1,444

Total assets	$93,843	$63,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,819	$14,521
Allowance for product refunds and returns	3,523	4,523
Accrued expenses	14,755	5,989
Income taxes payable	—	9,350
Line of credit	1,522	8,333
Current portion of long-term debt	9,040	4,850
Deferred consideration	2,230	—

Total current liabilities	39,889	47,566
Long-term debt, less current portion	14,107	10,250
Capital lease obligation	3,238	—
Minority interest	562	146
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $.001:
Authorized shares — 200,000,000
Issued and outstanding shares — 31,791,406 and 32,577,088 in 2002 and 2001, respectively	32	33
Warrants	5,130	—
Paid-in capital	22,114	6,251
Retained earnings (deficit)	8,771	(1,089)

Total stockholders’ equity	36,047	5,195

Total liabilities and stockholders’ equity	$93,843	$63,157

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended March 31

	2002	2001	2000

Revenues:
Net product sales	$218,905	$182,499	$73,946
Other	36,866	8,025	6,512

Total revenues	255,771	190,524	80,458
Costs and expenses:
Costs of sales, including selling expenses	203,682	147,329	63,915
General and administrative expenses	21,073	14,190	8,376
Depreciation	422	146	196

Total costs and expenses	225,177	161,665	72,487

Income from operations	30,594	28,859	7,971
Interest expense, net	11,492	2,497	1,991
Minority interest and other	382	317	269

Income before income taxes	18,720	26,045	5,711
Provision for income taxes	8,860	10,053	1,501

Net income	$9,860	$15,992	$4,210

Weighted average shares — basic	32,533,958	32,079,968	27,382,486

Basic earnings per share	$0.30	$0.50	$0.15

Weighted average shares — diluted	35,064,425	32,079,968	27,382,486

Diluted earnings per share	$0.28	$0.50	$0.15

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Series A Convertible
	Common Stock		Preferred Stock

	Number		Number				Retained
	of		of			Paid-in	Earnings
	Shares	Amount	Shares	Amount	Warrants	Capital	(Deficit)	Total

Balance at April 1, 1999	8,241,185	$82	1,823,127	$18	$—	$1,856	$11,997	$13,954
Conversion of preferred shares to common shares	250,000	3	(250,000)	(3)	—	—	—	—
Exercise of stock options	451,815	5	—	—	—	715	—	720
Common stock issued for services	14,500	—	—	—	—	30	—	30
Retirement of preferred shares	—	—	(1,573,127)	(15)	—	—	(6,459)	(6,474)
Retirement of old common shares through recapitalization	(8,665,500)	(90)	—	—	—	(2,536)	(26,801)	(29,428)
Sale of common stock	708,000	1	—	—	—	5,999	—	6,000
Preferred stock dividends	—	—	—	—	—	—	(28)	(28)
Stock split	31,000,000	31	—	—	—	(31)	—	—
Net income	—	—	—	—	—	—	4,210	4,210

Balance at March 31, 2000	32,000,000	32	—	—	—	6,033	(17,081)	(11,016)
Common stock repurchased	(62,912)	—	—	—	—	(66)	—	(66)
Purchase of minority interest in Thane Direct	640,000	1	—	—	—	284	—	285
Net income	—	—	—	—	—	—	15,992	15,992

Balance at March 31, 2001	32,577,088	33	—	—	—	6,251	(1,089)	5,195
Common stock repurchased	(248,898)	—	—	—	—	(1,185)	—	(1,185)
Cancellation of common stock	(3,171,552)	(3)	—	—	—	3	—	—
Issuance of warrants	—	—	—	—	5,130	—	—	5,130
Common stock issued in connection with acquisition	2,634,768	2	—	—	—	17,045	—	17,047
Net income	—	—	—	—	—	—	9,860	9,860

Balance at March 31, 2002	31,791,406	$32	—	$—	$5,130	$22,114	$8,771	$36,047

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2002	2001	2000

Operating activities
Net income	$9,860	$15,992	$4,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422	146	196
Amortization of production costs	910	361	1,259
Amortization of financing costs	167	165	133
Amortization of discount on acquired debt	23	—	—
Interest expense attributable to issuance of warrants	5,130	—	—
Write-off of financing costs	376	—	—
Provision for doubtful accounts	(41)	1,588	163
Provision for inventory reserves	(224)	4,112	(76)
Deferred income taxes	(2,256)	(3,131)	(145)
Stock issued for services	—	—	29
Minority interest	382	306	269
Changes in operating assets and liabilities:
Accounts receivable	9,429	(21,588)	245
Inventories	7,971	(19,365)	(2,255)
Prepaid advertising	3,103	(1,575)	409
Prepaid expenses and other	779	(1,283)	(771)
Production costs	(589)	(719)	(842)
Due from affiliate	(3,156)	—	—
Income taxes receivable	(435)	—	—
Other assets	(186)	(960)	99
Accounts payable	(5,933)	11,210	483
Allowance for product refunds and returns	(1,000)	3,486	(198)
Accrued expenses	7,817	3,956	(1,845)
Income taxes payable	(9,350)	8,866	428

Net cash provided by operating activities	23,199	1,567	1,791
Investing activities
Purchases of furniture, fixtures and equipment	(961)	(319)	(139)
Acquisition of companies, net of cash acquired	(749)	—	—
Acquisitions of minority interest	—	(350)	—

Net cash used in investing activities	(1,710)	(669)	(139)
Financing activities
Proceeds from stockholder loan receivable	—	—	1,011
Proceeds from subordinated debt	—	—	3,000
Proceeds from line of credit	5,000	8,133	3,200
Payments on line of credit	(13,333)	(3,000)	—
Proceeds from long-term debt	14,000	—	19,000
Payments on long-term debt	(15,414)	(4,200)	(2,700)
Debt issuance costs	(1,061)	—	(826)
Dividend to stockholders	—	—	(28)
Retirement of preferred stock	—	—	(6,474)
Retirement of common stock	—	—	(29,426)
Repurchase of common stock	(1,185)	(66)	—
Issuance of common stock	—	—	6,000
Payments on capital lease obligations	(22)	—	—
Proceeds from issuance of stock options	—	—	720
Investments from minority owners	34	45	—

Net cash provided by (used) in financing activities	(11,981)	913	(6,523)

Net increase (decrease) in cash and cash equivalents	9,508	1,811	(4,871)
Cash and cash equivalents at beginning of year	4,060	2,249	7,120

Cash and cash equivalents at end of year	$13,568	$4,060	$2,249

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, including purchase of warrants	$5,939	$2,427	$1,827

Income taxes	$20,933	$4,125	$1,190

Supplemental disclosures of non-cash items
Write-off of fully amortized production costs	$2,750	$—	$—

Asset acquired under capital lease	$3,260	$—	$—

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(In thousands, except share and per share data)

1.     Summary of Operations

Organization and Business

Thane International, Inc. (the Company) was incorporated on August 28, 1996 under the state laws of Delaware. The Company is engaged in the development and distribution of products primarily through infomercials. The Company also sells its products to retailers and distributors. The Company does business domestically and internationally.

During November 1997, Thane Direct, Inc. and its wholly owned subsidiary, Thane Direct, Canada, were formed as the vehicle to market products internationally. Thane Direct, Inc. is 80% owned by the Company, and the remaining 20% minority interest is owned by Thane Direct, Inc.’s president. On March 31, 1999, the Company acquired an additional 5% interest in Thane Direct, Inc., increasing its ownership to 85%. On January 12, 2001, the Company acquired the remaining 15% interest in Thane Direct for $350 and 20,000 shares of the Company’s common stock.

On May 21, 1999, the Company entered into an Agreement and Plan of Merger (the Recapitalization). Under the terms of the Recapitalization, a company formed by an investor group merged with and into the Company resulting in a new capital structure (see Note 8).

2.     Acquisitions

Internet Retailer

On August 8, 2001, the Company purchased the stock of an internet retailer, Tradewinds, Inc., for approximately $1,000. In accordance with the purchase agreement, there are contingent payments in the form of cash and Company stock that may be made in the event certain thresholds are met. As it is more likely than not that these thresholds will be met, the Company has accrued $2,230 for these payments. This acquisition was accounted for using the purchase method of accounting and its operating results are included in the statement of income subsequent to the date of acquisition.

A summary of goodwill recorded in connection with the transaction is as follows:

Excess of cost over net assets acquired	$286
Deferred consideration	2,230
Acquisition costs	137

Total goodwill	$2,653

Subsequent to year end, the Company paid $190 in cash and $1,115 in the form of 138,961 shares of Company stock, calculated in accordance with the terms of the purchase agreement.

Krane Products

On March 15, 2002, the Company acquired 100% of Krane Holdings, Inc. (Krane) and its wholly-owned subsidiary Krane Products, Inc. in exchange for approximately 2,635,000 shares of the Company’s common stock. Each share of Krane stock was exchanged for approximately 2.424 shares of the Company’s common stock in a transaction valued at $17,047. This acquisition was accounted for using the purchase method of

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

accounting and its operating results are included in the statement of income subsequent to the date of acquisition. The components of the purchase price and goodwill are as follows:

Allocation of purchase price:
Cash	$621
Accounts receivable	4,213
Deferred tax assets	1,697
Property and equipment	389
Financing costs	356
Other assets	331
Excess of cost over net liabilities acquired	21,499
Accounts payable	(231)
Accrued expenses and other liabilities	(868)
Long term debt, net	(10,960)

Total purchase price	$17,047

Components of goodwill:
Excess of cost over net liabilities acquired	$21,499
Acquisition costs	263

Total goodwill	$21,762

Pro Forma Results (Unaudited)

The unaudited pro forma financial information below for the years ended March 31, 2002 and 2001 were prepared as if the transactions above had occurred on April 1, 2000, and assumes the refinancing (Note 5) and warrant repurchase (Note 8) occurred on March 31, 2000 to facilitate the transactions as of this date.

	2002	2001

Revenue	$286,878	$222,545
Total costs and expenses	$252,130	$188,648
Net income	$16,155	$18,641
Basic earnings per share	$0.51	$0.60
Diluted earnings per share	$0.47	$0.55

3.     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Thane International, Inc. and all of its wholly-owned subsidiaries, Thane Distribution Group, Inc., West Coast Direct Marketing, Inc., La Quinta Services Corp., Thane Products Group, Thane Direct, Inc., Xebec Productions, Inc., Time Prophets, Inc., TrendPro, Tradewinds, Krane Holdings, Inc. and majority-owned subsidiaries, Clinical Results, Pan European, Pan Latino and Fox Marketing, Inc. All significant intercompany balances and transactions have been eliminated.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassification

Certain amounts for 2001 and 2000 have been reclassified to conform with the 2002 financial statement presentation.

On February 14, 2002, the Company’s board of directors approved a 32 for one stock split with a record date of February 19, 2002. All historical information regarding shares, earnings per share and stock options give effect to the split, applied retroactively as if the split occurred on June 10, 1999 (the date of the recapitalization).

Concentration of Risk

Advertising, order taking and order fulfillment are each outsourced primarily to a few companies, which potentially subjects the Company to a concentration of supplier risk. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms.

The Company has a diversified customer base, which includes some customers who are located in foreign countries. For the years ended March 31, 2002, 2001 and 2000, revenue from international customers was approximately 35%, 11%, and 22% respectively, of total revenues. The Company monitors extensions of credit and maintains allowances for potential credit losses. Such losses have generally been within management’s expectations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company may have cash in banks in excess of its federally insured limits.

Inventories

Inventories consist primarily of products purchased for resale and are stated at the lower of cost (determined by the first-in, first-out method) or market.

Costs Associated with Infomercials

Television advertisement of products comprise the main components of the Company’s direct-response marketing efforts, and its primary purpose is to elicit sales to customers. The costs associated with airing television infomercials includes media and production costs. In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP 93-7) entitled “Reporting on Advertising Costs.” The Company defers these costs associated with infomercials in accordance with SOP 93-7.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Prepaid Advertising

Prepaid advertising includes payments made for media, which are expensed when the infomercial is aired and media and telemarketing costs associated with orders for products that have been placed, but not yet shipped. These costs are expensed when the sales are recognized.

Net advertising expense was approximately $53,861, $43,250 and $18,500 for the years ended March 31, 2002, 2001 and 2000, respectively. This expense is reflected in cost of sales in the consolidated statements of income.

Production Costs

Production costs include various costs incurred by the Company to produce an infomercial in which the Company’s products are marketed. These costs are amortized over the estimated revenue stream, not to exceed 18 months.

Other Assets

Other current assets primarily include amounts receivable for membership referral fees earned. Other noncurrent assets primarily include prepaid acquisition costs (Note 11).

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Depreciation, for financial statement purposes, is computed using the straight-line method and accelerated methods over the estimated useful lives of three to five years for furniture, fixtures and equipment and 20 years for the building. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. FAS No. 121 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the carrying value of the asset over the asset’s fair value or estimates of future undiscounted cash flow. At March 31, 2002, the Company’s review of long-lived assets showed no indications of loss or impairment. Accordingly, no impairment loss was recorded in 2002, 2001 or 2000.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Accrued Expenses

Accrued expenses include the following for the years ended March 31:

	2002	2001

Accrual for management and employee compensation	$3,660	$2,710
Deferred revenue	2,588	187
Royalties and profit participation	3,852	488
Accrued acquisition costs	1,210	—
Other	3,445	2,604

	$14,755	$5,989

Revenue Recognition

Revenue is recorded at the time of product shipment. The Company also earns commission income from media brokers and income from third parties for consulting services rendered. The commission income earned from media brokers is netted against advertising expense included in cost of sales. The Company also earns revenue on membership referral fees from a joint venture with a third party. All shipping and handling costs are recorded within cost of sales.

Generally, it is the Company’s policy to refund unconditionally the total price of merchandise, less shipping and handling, for merchandise returned within 30 days. The Company provides an allowance, based on experience, for returned merchandise.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

Stock Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as amended by FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange for stock compensation awards in a business combination. The Company has adopted the disclosure-only alternative of FAS No. 123, Accounting for Stock-Based Compensation.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Line of Credit. The carrying amount approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Accounts Receivable. The carrying amount approximates fair value.

Accounts Payable. The carrying amount approximates fair value.

Earnings Per Share

The computation of basic and diluted income per share of common stock based on the weighted average number of shares outstanding during the period of the financial statements as follows:

	For the Year Ended March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Income available to common stockholders	$9,860	32,533,958	$0.30

Effect of Dilutive Securities
Common stock options	—	1,598,621
Common stock amounts	—	792,885
Deferred consideration	—	138,961

Diluted Income Per Share
Income available to common stockholders plus assumed conversions	$9,860	35,064,425	$.028

	For the Year Ended March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Income available to common stockholders	$15,992	32,079,968	$0.50

Effective of Dilutive Securities	—	—

Diluted Income Per Share
Income available to common stockholders plus assumed conversions	$15,992	32,079,968	$0.50

	For the Year Ended March 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Income available to common stockholders	$4,210	27,382,486	$0.15

Effect of Dilutive Securities	—	—

Diluted Income Per Share
Income available to common stockholders plus assumed conversions	$4,210	27,382,486	$0.15

Recent Accounting Pronouncements

In June 2001, the FASB issued FAS No. 141, Business Combinations (FAS 141), and FAS No. 142, Goodwill and Other Intangible Assets (FAS 142), effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. FAS 142 is immediately applicable to any acquisitions made after June 30, 2001.

In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. FAS No. 143 will be effective for financial statements beginning after January 1, 2003, with earlier application encouraged. The Company is currently evaluating the impact on its consolidated financial statements of adopting this statement.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of the long-lived assets and for the disposition of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt FAS 144 as of April 1, 2002 and has not yet determined the effect, if any, the adoption of FAS 144 will have on its results of operations and financial condition.

Goodwill

Goodwill represents the excess of the purchase price of each of the Company’s acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 and in accordance with FAS 142 goodwill has not been amortized.

Segments of a Business Enterprise

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment, consumer products.

4.     Related Party Transactions

Previously, the Company paid a management fee of approximately $21 per month to the Company’s equity investor. In January 2002, the Company and the equity investor entered into an amended agreement that terminated the monthly fee in the original agreement in exchange for a one time cash payment of $1,500 under a new five-year agreement expiring January 2007. This payment will be made after the closing of the Reliant Interactive Media Corp. (Reliant) transaction (Note 11) and when the Company raises additional capital. The Company is currently accruing $25 per month related to this fee. Upon payment, the balance of the fee will be capitalized and amortized over the remaining term of the new agreement.

Included in general and administrative expenses are management fees paid to the Company’s venture capital group. The Company incurred approximately $187 and $451 in management fees for fiscal 2002 and 2001, respectively, and no amounts were incurred for 2000.

During the year ended March 31, 2002, the Company purchased inventory of approximately $2,365 from an affiliated entity whose principal stockholders are the majority stockholders of the Company. The amount paid by the Company for the inventory was at cost plus a 2% markup.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

On May 1, 2001, the Company entered into a five year operating lease for the use of an aircraft with a related entity whose principal stockholders are stockholders of the Company. The lease is approximately $30 per month, plus maintenance, insurance and costs. The company also leases, on a month-to-month basis, an automobile from this entity for approximately $2 per month.

The Company leases a residential property from two of its stockholders on a month-to-month basis for approximately $4 per month.

The Company leases an office building under a capital lease from two of its stockholders (Note 7).

During acquisition negotiations with Reliant Interactive Media Corp. (Note 11), the Company agreed to finance inventory and media for certain products for Reliant in exchange for a financing fee. As of March 31, 2002, the Company had $3,156 receivable from Reliant and had recognized $96 in other revenues related to this agreement.

5.     Long-Term Debt and Line of Credit

New Credit Facility

In March 2002, the Company entered into a new credit facility that provides for a $20,000 senior secured revolving credit facility and an aggregate of $14,000 in subordinated term loans. This new credit facility was used to refinance the Company’s prior credit facility, to pay certain fees related to the Reliant (Note 11) and Krane acquisitions and to provide funds for working capital purposes.

The revolving credit facility bears interest at the prime rate plus one-half of one percent. The line is secured by substantially all of the assets of the Company and is limited by a borrowing base calculation. As of March 31, 2002, the Company had not borrowed against this line, and any amounts available under the borrowing base calculation have been reserved for other transactions, such as the acquisition of Reliant Interactive Media Corp. (Note 11).

Acquired Debt

In connection with the acquisition of Krane, the Company acquired certain borrowings under a term loan and a revolving loan, which are secured by the assets of Krane, as well as an unsecured term loan. As part of the new credit facility, the lenders entered to an inter-creditor agreement, whereby, the assets of Krane were pledged solely as collateral of the Krane debt, and the assets of the remaining consolidated Company were pledged as security to the new credit facility.

The revolving loan provides maximum borrowings of $2,500. Under the terms of the Agreement, interest is payable monthly and accrues at a base rate equal to the greater of the Federal Rate plus 0.5% or the prime rate, plus a base rate margin of 2.00% (5.31% to 6.75% at March 31, 2002). Interest on the outstanding principal balance is payable monthly, while the principal balance is due February 2003. The Company had $1,522 outstanding under the revolving loan at March 31, 2002.

In connection with the original issuance of Krane’s credit facility, the lenders acquired shares and warrants to purchase shares of Krane’s common stock at a purchase price less than market. As a result, the total difference of the purchase price for the shares and their estimated fair value resulted in a debt discount. The unamortized portion of this discount acquired was approximately $683 and is being amortized as interest expense over the remaining term of the debt. For the year ended March 31, 2002, a debt discount of $23 was amortized and recognized as interest expense.

In March 2002, Thane purchased as treasury stock the 248,898 shares of Thane common stock that were issued to Krane’s current lenders upon closing of the Krane merger in exchange for an aggregate cash payment of approximately $1,185.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Old Credit Facility

The Company has a $22,000 debt facility, which consists of one term loan in the amount of $19,000 and one senior subordinated loan in the amount of $3,000. The loans are collateralized by substantially all of the assets of the corporation.

Additionally, the facility contains a $5,000 line of credit, which bears interest at the higher of (i)  1/2 of 1% in excess of the federal funds rate or (ii) the bank’s prime lending rate, plus 2.25% (10.25% at March 31, 2001). The line is secured by substantially all of the assets of the Company. On January 12, 2001, the line of credit was amended and increased to approximately $8,333 with a maturity date of January 12, 2002. At March 31, 2001, the Company had borrowed approximately $8,333 under the line of credit agreement.

In March 2002, in connection with the refinancing mentioned above, the Company repaid all outstanding obligations under the old credit facility.

Long-term debt consists of the following as of March 31:

	2002	2001

Term loan A, payable on March 13, 2005, interest payable monthly at the prime rate plus 7%, but never less than 11.75% and never more than 13.75% (11.75% at March 31, 2002)	$10,000	$—
Term loan B, payable in monthly installments of $167 through April 1, 2004, interest payable monthly at the prime rate plus 7%, but never less than 11.75% and never more than 13.75% (11.75% at March 31, 2002)	4,000	—
Term loan A, net of unamortized discount, payable in quarterly installments with any remaining principal due in full February 2003, interest payable monthly at a base rate equal to the greater of the federal funds rate plus 0.5% or the prime rate, plus a base rate margin of 2.25% (5.75% at March 31, 2002)	7,206	—
Unsecured loan, net of unamortized discount, principal payable in June 2003, interest payable monthly at 15.00%	1,941	—
Term loan, payable in quarterly installments of $900 commencing on September 30, 1999, and increasing each year thereafter through June 30, 2002, interest payable quarterly at the higher of (i) 1/2 of 1% in excess of the federal funds rate or (ii) the bank’s prime lending rate, plus 2.25%	—	12,100
Senior subordinated debt, principal payable in June 2003, interest payable quarterly at 12%	—	3,000

	23,147	15,100
Less current portion	9,040	4,850

	$14,107	$10,250

Future maturities for long-term debt outstanding as of March 31, 2002 are as follows:

2003	$9,040
2004	3,941
2005	10,166

$23,147

Included in interest expense (income), net is interest expense of approximately $11,700, $2,424 and $1,916 for 2002, 2001 and 2000, respectively.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The weighted average interest rate on short term borrowings as of March 31, 2002 and 2001 was 5.57% and 10.25%, respectively.

Both the new credit facility and the acquired debt require maintenance of certain financial ratios and contain other restrictive covenants. As of March 31, 2002, the Company was in compliance with these covenants.

6.     Income Taxes

The provision for income tax expense (benefit) consists of the following for the years ended March 31:

	2002	2001	2000

Current:
Federal	$9,025	$11,988	$1,450
State	871	1,196	196
Foreign	1,220	—	—

	11,116	13,184	1,646
Deferred:
Federal	(2,110)	(2,956)	(127)
State	(146)	(175)	(18)

	(2,256)	(3,131)	(145)

	$8,860	$10,053	$1,501

Income subject to foreign taxes for the year ended March 31, 2002 was approximately $2,214.

The reconciliation of the United States statutory tax rate to the effective income tax rate is as follows for the years ended March 31:

	2002	2001	2000

United States statutory rate	35.0%	35.0%	34.0%
State income tax, net of federal tax benefits	2.3	2.3	2.3
Foreign taxes	6.4	—	—
Foreign tax credits	(5.6)	—	—
Change to cumulative reserves	7.7	—	(8.4)
Permanent differences	0.6	0.1	0.3
Other	0.9	1.2	(2.0)

	47.3%	38.6%	26.2%

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Deferred tax assets (liabilities) are comprised of the following as of March 31:

	2002	2001	2000

Reserves	$5,182	$4,026	$603
Deferred revenue	959	70	—
Accrued royalties	466	—	—
Other	838	478	333

	7,445	4,574	936
Media costs	(370)	(1,452)	(945)

	$7,075	$3,122	$(9)

7.     Commitments and Contingencies

Leases

On June 1, 2001, the Company entered into a capital lease for its corporate office building with one of the Company’s stockholders. The lease has a related obligation of approximately $3,260,000, at inception, with an imputed interest rate of 9.25% and a term of 20 years. Based on the escalating lease payments of 4% per year, at the imputed rate, the lease accrues interest in excess of principal payments until June 2005. The Company is accruing this interest as a component of accrued expenses.

The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates.

Future minimum lease commitments under noncancelable operating leases, including leases with related parties as discussed in Note 4, and the capital lease for the years ending March 31 are as follows:

	Operating	Capital
	Leases	Lease

2003	$1,087	$277
2004	1,029	288
2005	925	300
2006	862	312
2007	230	324
Thereafter	—	6,267

	$4,133	$7,768
Less amounts representing interest		4,530

Present value of minimum lease payments		3,238
Less current portion		—

		$3,238

Certain agreements require the Company to pay utilities in addition to lease payments. Total rental expense for the years ended March 31, 2002, 2001 and 2000 was approximately $1,124, $643 and $321, respectively, including rental expense to related parties of approximately $499, $180 and $0, respectively.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Product Line Agreements

The Company has entered into various agreements including exclusive marketing agreements, talent agreements, profit sharing agreements, producer agreements, and host agreements. The terms and conditions for royalty and profit sharing are defined in the agreements. Profit sharing and royalty expense for the years ended March 31, 2002, 2001 and 2000 were approximately $14,534, $2,295 and $2,768, respectively, and is included in cost of sales.

Regulation

Substantially all aspects of the Company’s marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (FTC). FTC regulations are primarily governed under Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws, which are applicable to the Company. In addition, the infomercial industry has set up guidelines for the truth and substantiation of infomercial claims and products through its self-regulation trade association, Electronic Retail Association (ERA), of which the Company is a member. The Company believes that all of its current infomercials comply with applicable FTC standards and the ERA guidelines. Certain infomercial products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission, although as of March 31, 2002, the Company has not been subject to regulation by these agencies.

Litigation

The Company is involved with pending litigation, which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not expect that the resolution of these matters will have a material adverse impact on the financial condition of the Company.

8.     Stockholders’ Equity

On June 10, 1999, prior to the Recapitalization, all of the then outstanding Series A Convertible Preferred Stock was repurchased by the Company for approximately $6,500 and retired. Prior to the repurchase, 250,000 shares of the Series A Convertible Preferred Stock were converted into an equal amount of common stock.

On June 10, 1999, in connection with the Recapitalization, the investor group invested $6,000 for 22,656,000 shares of the entity formed and merged with and into the Company. Management of the Company retained 9,344,000 shares of common stock. All remaining outstanding shares of the Company’s common stock were repurchased by the Company for $29,500 and retired. Of the $29,500 paid, $3,000 was placed in an escrow account to be allocated no later than December 2000 based on a valuation of the Company as of the transaction date. These amounts were paid out equitably in January 2001.

In connection with the Recapitalization, the Company granted warrants to purchase approximately 6,048,000 shares of Class A common stock (Class A) to its majority stockholder. The warrants provide for the purchase of Class A at a price, currently par value, in accordance with the agreement and are only exercisable upon the occurrence of events provided for in the agreement. The warrant expires, if unexercised, in June 2010. In addition, warrants were granted individually to two other stockholders and expire, if unexercised in June 2004. These warrants are only exercisable, at par value, upon the occurrence of events provided for in the agreement, and the number of shares of Class A are determined in accordance with a formula provided in the agreement in order to minimize dilution of these stockholders.

Finally, and in connection with the Company’s old credit facility, the Company provided warrants to the bank to purchase approximately 3,964,000 shares of Class B non-voting common stock (Class B) at a nominal

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

initial exercise price. The warrants expire, if unexercised, in June 2009. The number of shares of Class B issuable upon the exercise of a warrant is initially set at one but is subject to adjustment as provided for in the agreement. The agreement provides the bank with a put option, which requires the Company to purchase the warrants or Class B received as a result of exercising the warrant at fair market value at the time of the put. The put option is only exercisable at the earlier of certain events provided for in the agreement or June 2004, but on or before June 2009. In addition, the agreement provides the Company with a call option to repurchase all, but not less than all, of the warrants or Class B held by the bank as a result of exercising the warrant at the fair market value at the time of the call. The call option is subject to recapture provisions provided for in the agreement that adjusts the amounts paid by the Company to repurchase the warrants of Class B held as a result of exercising the warrant. The call option may be exercised after the later of June 2005 or one year after the exercise of the put feature but before the earlier of June 2009 or the date of a public offering.

In March 2002, in conjunction with its refinancing, the Company redeemed these warrants for $4,000 cash and issued new warrants to purchase approximately 793,000 shares of the Company’s common stock at a nominal exercise price. The warrants expire, if unexercised, in March 2012. The number of shares issuable upon the exercise of a warrant is initially set at one but is subject to adjustment as provided for in the agreement. The agreement provides certain registration rights to the holder whereby registration can be demanded upon the earlier of the first anniversary of the issuance or 180 days following the effective date of a registration statement for an initial public offering. As a result of these transactions, the Company has recorded approximately $9,100 in interest expense.

In accordance with a redemption agreement between the Company and its majority stockholder, the exercise of the warrants previously held by the prior bank or redemption of the same by the Company required the same number of shares held by the majority stockholder to be canceled. Accordingly, the Company’s redemption of the warrants resulted in the cancellation of approximately 3,172,000 shares.

Finally, in conjunction with the warrant redemption, the Company will cancel the warrants to purchase approximately 6,048,000 shares of common stock that were granted to its majority stockholder and the holders of the warrants have agreed to their cancellation.

9.     Stock Options

On June 10, 1999, the Board of Directors approved a stock option plan (the 1999 Plan) for eligible employees, nonemployee directors, and consultants to the Company. Options under the 1999 Plan include incentive stock options. The New Plan authorizes options for 1,600,000 shares of stock to be issued, subject to change by the Board of Directors. Under the terms of the 1999 Plan, options will be granted at the prevailing market rate as determined by a calculation defined in the 1999 Plan or by the public market. Under the 1999 Plan, the options vest over three years and are exercisable at any time after issuance. The Company can repurchase at their discretion any options that have been exercised at fair market value. The term of the options will expire ten years from the date of grant. As of March 31, 2001, there were 1,600,000 options issued and outstanding under the 1999 Plan.

On June 10, 1999, in conjunction with the Recapitalization, all outstanding options under the Company’s previous stock option plan were exercised and a percentage of the related shares were reacquired by the Company shortly thereafter. Accordingly, the Company recorded compensation expense of approximately $923 in 2000 that is included in general and administrative expenses in the accompanying consolidated statements of income.

In July 2001, the Company’s board of directors approved an increase in the number of shares authorized under the stock option plan to 2,880,000 shares and, as of March 31, 2002, all of these shares have been issued. During August 2001 and December 2001, the Company granted a total of approximately 1,520,000 stock

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

options. Based on the exercise price and the related terms of the options, no compensation expense was recorded.

In January 2002, the Company approved a stock option plan (the 2002 Plan) for eligible employees, nonemployee directors and consultants to the Company. The Company reserved 1,500,000 shares of its common stock for issuance under the 2002 Plan. As of March 31, 2002, there were no options outstanding under this plan.

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123 encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. In accordance with FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for the stock options. The Company has selected the minimum value method to estimate the fair value which is dependent upon several factors at grant date including current value of the underlying stock, exercise price of the option, expected life of the option and the risk-free interest rate during the life of the option. The fair value at grant date for options granted is equal to the exercise price. Accordingly, no compensation expense was recorded. If the Company had used the fair value method under FAS 123, there would have been no material effect on net income.

A summary of the status and activities of the stock option grants under the Plan is as follows for the years ended March 31:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,600,000	$0.81	720,000	$0.27	451,815	$1.65
Granted	1,520,000	5.46	880,000	1.25	720,000	0.27
Canceled	(240,000)	1.25	—	—	—	—
Exercised	—	—	—	—	(451,815)	1.65

Outstanding at end of year	2,880,000	$3.23	1,600,000	$0.81	720,000	$0.27

Options vested and exercisable at year end	660,000	$0.60	180,000	$0.27		$—

Weighted average fair value of options granted during the year		$5.46		$0.50		$—

The remaining average life of exercisable options at March 31, 2002 was 7.8 years.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

10.     Quarterly Financial Data (Unaudited)

	Quarter Ended

	June 30	September 30	December 31	March 31

Fiscal 2002:
Net revenues	$75,519	$61,028	$59,190	$60,034
Cost of sales, including selling expenses	62,599	48,412	47,363	45,308
Income from operations	7,742	7,095	6,875	8,882
Net income (loss)	4,357	3,990	3,981	(2,468)
Earnings per share
Basic	0.14	0.11	0.12	(0.07)
Diluted	0.13	0.11	0.11	(0.07)
Fiscal 2001:
Net revenues	20,408	32,666	58,657	78,793
Cost of sales, including selling expenses	15,942	24,071	42,911	64,405
Income from operations	2,351	5,878	11,846	8,784
Net income	992	2,968	6,169	5,863
Earnings per share
Basic and Diluted	$0.03	$0.09	$0.20	$0.18

11.     Subsequent Events

In May 2002, the Company acquired 100% of Reliant Interactive Media Corporation (Reliant) in exchange for 3,532,446 shares of the Company’s common stock, of which 2,214,273 were issued to Reliant’s three key stockholders. Each share of Reliant stock was exchanged for approximately 0.3049459 shares of the Company’s stock in a transaction valued at approximately $24,700.

In accordance with the purchase agreement, the Company loaned $2,500 to Reliant’s majority stockholders. In the event that certain thresholds are met in future years, the loans will be forgiven. Additionally, of the 2,214,273 shares issued to Reliant’s key stockholders, 442,854 shares have been placed in escrow as collateral on these loans. The remaining 1,771,419 shares have been placed in escrow and may be earned in the event that certain future thresholds are met.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Our board of directors currently consists of 13 members divided into three classes: Class I, whose term expires at the annual meeting of stockholders to be held in 2002; Class II, whose term expires at the annual meeting of stockholders to be held in 2003; and Class III, whose term expires at the annual meeting of stockholders to be held in 2004. At each annual meeting of the stockholders beginning in 2002, the successors to the class of directors whose terms expired will be elected to serve three-year terms. If the number of directors on our board increases, the newly created directorships will be distributed among the three classes so that each class will, as nearly as possible, consist of one-third of the total number of directors constituting our board.

Name	Age	Director Class	Director Since

William F. Hay	54	I	1990
Denise DuBarry-Hay	45	I	1990
Mark E. Taylor	42	I	1992
Dean Belbas	69	I	2002
John Bolduc	37	II	1999
Anthony A. Tamer	42	II	2002
Steven E. Martinez	34	II	2002
J. Robert Swidler	55	II	2002
Linda A. Goldstein	47	II	2002
Sami W. Mnaymneh	41	III	1999
Kevin Harrington	45	III	2002
Timothy Harrington	36	III	2002
Mel Arthur	57	III	2002

Class I Directors

William F. Hay co-founded our company and has served as our Chairman and Chief Executive Officer since our inception in 1990. He also serves as a director and executive committee member of the Electronic Retailing Association. Prior to co-founding our company, Mr. Hay was President and Chief Executive Officer of William F. Hay and Company, a media and entertainment recruiting company from 1981 through 1990. From 1977 to 1980, he was with the broadcast and entertainment recruiting company Korn Ferry International. Mr. Hay holds a Bachelor of Science degree in Applied Science and a Master in Business Administration from Queens University. In 1998, Mr. Hay and Denise DuBarry-Hay were named Entrepreneurs of the Year for the Southern California area by Ernst & Young LLP. Mr. Hay is married to Denise DuBarry-Hay.

Denise DuBarry-Hay co-founded our company and has served as a director and Chief Creative Officer since our inception in 1990. Ms. DuBarry-Hay is primarily responsible for all of our creative and production activities. She also serves as a director of the Annenberg Medical Center. Prior to co-founding our company, Ms. DuBarry-Hay was a television producer as well as a television and film actress. In 1998, Ms. DuBarry-Hay and William F. Hay were named Entrepreneurs of the Year for the Southern California area by Ernst & Young LLP. Ms. DuBarry-Hay is married to William F. Hay.

Mark E. Taylor has served as a director and Chief Operating Officer of our company since May 1992 and was named President in December 2001. He is primarily responsible for overseeing all of our domestic operations. From 1988 to 1992, Mr. Taylor was the owner of Taylor & Associates, an insurance and investment consulting firm. From 1986 to 1988, Mr. Taylor was a sales manager and computer software consultant at Saar Management/ Western Information Systems.

Dean Belbas has served as a director of our company since May 2002. Mr. Belbas currently holds a directorship with Etoc, a private resort, golf course and children’s camp. Prior to joining our board of directors, Mr. Belbas held the office of senior vice president of investor relations for General Mills, as well as a directorship with Possis Medical, Inc., where he served as chairman of the Compensation Committee. Mr. Belbas previously served as a director of Thane from 1996 to June 1999.

Class II Directors

John Bolduc has served as a director of our company since June 1999 and as a Managing Director of HIG Capital Management, Inc. since 1993. Prior to joining HIG, Mr. Bolduc was with Bain & Company from 1990 to 1993. Mr. Bolduc holds a Master in Business Administration degree from the Darden Graduate School of Business at the University of Virginia and Bachelor of Science degree from Lehigh University.

Anthony A. Tamer has served as a director of our company since May 2002 and as a Managing Partner of H.I.G. Capital Management, Inc. since 1993. Prior to joining H.I.G., Mr. Tamer was a partner with Bain & Company and held various operating positions at Hewlett-Packard and Sprint Corporation. Mr. Tamer earned a Masters of Science degree from Stanford University and a Master in Business Administration degree from the Harvard Business School.

Steven E. Martinez has served as a director of our company since May 2002. Mr. Martinez joined HIG Capital Management, Inc. in September 1999. Prior to joining HIG, he was a Senior Vice President at the Pacesetter Capital Group from February 1997 to August 1999 and an associate at Nationsbanc Capital Markets, Inc. from July 1995 to February 1997. Mr. Martinez holds a Bachelor of Science degree from the University of Southern California and Master in Business Administration degree from Dartmouth College.

J. Robert Swidler has served as a director of our company since May 2002. Mr. Swidler has been Managing Partner for Canada for Egon Zehnder International Inc., an international firm specializing in executive search and management appraisal, since 1989. Prior to joining Egon Zehnder, he was with J. Robert Swidler, Inc., an executive search company he founded in 1979. From 1970 to 1978, Mr. Swidler was with Touche Ross & Co., where he was named partner in June 1975. Mr. Swidler holds a Master in Business Administration degree from Cornell University and of Bachelor of Commerce degree from McGill University.

Linda A. Goldstein has served as a director of our company since May 2002. Ms. Goldstein has been with the law firm of Hall, Dickler, Kent, Goldstein & Wood, LLP since July 1982, and has been a partner since 1988. She is currently the partner-in-charge of the Advertising, Marketing and Media Department, representing clients in advertising, intellectual property, and Internet matters. She is a nationally recognized expert in several distinct industry segments including promotions, the Internet, direct response marketing and telemarketing. Ms. Goldstein is Chair Emeritus and head of the Government and Legal Affairs committee of the Promotion Marketing Association and Chairman-Elect of the Electronic Retailing Association.

Class III Directors

Sami W. Mnaymneh has served as a director of our company since June 1999 and as a Managing Partner of H.I.G. Capital Management, Inc. since 1993. Prior to joining H.I.G., Mr. Mnaymneh was a Managing Director of The Blackstone Group from 1990 to 1993 and prior to such time was a Vice President in the Mergers and Acquisitions Group at Morgan Stanley & Co. Mr. Mnaymneh attended Harvard Business School and Harvard Law School, where he was awarded a Master in Business Administration degree and a Juris Doctor degree, respectively, with honors.

Kevin Harrington has served as a director and as Vice Chairman of our company since May 2002. He also serves as Chairman and Chief Executive Officer of Reliant Interactive Media Corp., positions he has held since August 1998. Prior to joining Reliant, Mr. Harrington was a co-founder and President and Chief Executive Officer of HSN Direct International, Inc., a joint venture company formed with The Home Shopping Network, from July 1994 through August 1998. He is also a founding board member of the Electronic Retailing Association, an industry association. Mr. Harrington is the brother of Timothy Harrington.

Timothy Harrington has served as a director of our company and as President of the Thane Direct Response Group since May 2002. He also serves as President of Reliant Interactive Media Corp., a position he has held since August 1998. Prior to joining Reliant, Mr. Harrington was a co-founder and Executive Vice President of HSN Direct International, Inc., a joint venture company formed with The Home Shopping Network, from July 1994 through August 1998. Mr. Harrington is the brother of Kevin Harrington.

Mel Arthur has served as a director of our company since May 2002. He also serves as President of AsSeenOnTVPC.com, Inc. and as Executive Vice President of Reliant, positions he has held since January 1999. Prior to joining Reliant, Mr. Arthur served as a consultant to Garden State Nutritionals, as well as an independent television host, from July 1996 through December 1998. He also served as a television host on The Home Shopping Network from October 1988 through June 1996.

Executive Officers

Executive officers are elected by the Board of Directors and serve until they resign or are removed by the Board. Executive officers that were serving as such as of the date hereof are as follows:

Name	Age	Position(s)

William F. Hay	54	Chairman of the Board, Chief Executive Officer and Director
Denise DuBarry-Hay	45	Chief Creative Officer, President, Xebec Productions and Director
Mark E. Taylor	42	President, Chief Operating Officer and Director
Kevin J. McKeon	45	Chief Financial Officer
Kandy Lee Allen	49	General Counsel and Secretary
Joshua Chandler	26	Chief Accounting Officer
Amir Tukulj	42	President, Thane Direct, Inc. (International)
Andrew Tobias	41	President, Thane USA (Product Sourcing)
Denise Kovac	40	President, Thane Distribution Group (Wholesale)
Marty Fahncke	32	President, Thane Internet Group
Kevin Harrington	45	Vice Chairman of the Board, Chief Executive Officer, Reliant
		Interactive Media Corp. and Director
Timothy Harrington	36	President, Thane Direct Response Group, President, Reliant
		Interactive Media Corp. and Director
Mel Arthur	57	President, AsSeenOnTVPC.com, Inc., Executive Vice President,
		Reliant Interactive Media Corp. and Director
Scott Swank	30	Chief Operating Officer, Reliant Interactive Media Corp.

Descriptions of the relevant business experience for each of William F. Hay, Denise DuBarry-Hay, Mark E. Taylor, Kevin Harrington, Timothy Harrington and Mel Arthur are set forth above under the listing of our board of directors.

Kevin J. McKeon has served as Chief Financial Officer of our company since December 2001. From August 2001 to December 2001, Mr. McKeon served as a partner in Tatum CFO Partners, a national firm providing corporate financial services. Prior to joining Tatum CFO Partners, Mr. McKeon served as the chief financial officer for several companies, including Interactive Retail Management, Inc. from April 1999 to July 2001, Ipaxs Corporation from February 1998 to March 1999, Ferman Motor Car Company, Inc. from April 1997 to September 1997 and Home Shopping Network, Inc., a publicly traded company, from December 1986 to March 1997.

Kandy Lee Allen has served as General Counsel of our company since April 1996. Ms. Allen is primarily responsible for our legal and business affairs. Prior to joining the company, Ms. Allen was associated with the law firm of Best, Best & Krieger in Rancho Mirage, California, where her practice focused on general and transactional counseling for public and private agencies in the areas of business, finance, resources, mergers and acquisitions, municipal land use and corporate and governmental formation and reorganization. Ms. Allen holds a Bachelor of Arts degree in Liberal Arts studies from Sonoma State University and a Juris Doctor degree from Hastings College of Law.

Joshua Chandler has served as Chief Accounting Officer of our company since February 2002. Prior to joining the company, Mr. Chandler served as a senior auditor at Ernst & Young LLP from August 1998 through January 2002.

Amir Tukulj has served as President and Chief Operating Officer of Thane Direct, Inc. since November 1997. He is primarily responsible for all of our international sales, including management of our relationships with our international distributors and strategic partners. Prior to joining our company, Mr. Tukulj served as the director of international sales for Interwood Marketing Group, a Canadian marketing company, from 1993 through October 1997.

Andrew J.P. Tobias has served as President of Thane USA since October 1999. Mr. Tobias is primarily responsible for product development and overseeing our relationships with our manufacturers. Prior to joining our company, Mr. Tobias served as a director of Glomail (PTY), Ltd., a South African marketing company, from 1995 through September 1999.

Denise R. Kovac has served as President of the Thane Distribution Group since September 1998. She also serves as a director for Fox Marketing Associates, Inc. and a director and Chief Executive Officer of Clinical Results, Inc., each wholly-owned subsidiaries of our company. Prior to joining our company, Ms. Kovac served as the Vice President of marketing for Kathy Smith Lifestyles from January through November 1996, and the Vice President of Project Development for New Vision Marketing from November 1996 through August 1998.

Marty Fahncke has served as President of Thane Internet Group since July 2000. Prior to joining our company, Mr. Fahncke served as the President of FawnKey & Associates, a product development and marketing company, from December 1998 through July 2000. In addition, he was the Director of International Marketing for Williams Worldwide Television from January 1996 through December 1998, the Director of Sales & Marketing for O’Currance Teleservices, Inc. from January 1994 to January 1996 and part of the Corporate Accounts Marketing team of Convergys, Inc., a leading teleservices company, from December 1986 through June 1992.

Scott Swank has served as the Chief Operating Officer of Thane Direct USA since May 2000. Prior to joining our company, Mr. Swank served as the Chief Operating Officer and Vice President of Sales of Reliant Interactive Media Corp. since its inception in August 1998. He was primarily responsible for overseeing the purchase of media, inventory, product fulfillment and telemarketing for Reliant. Prior to joining Reliant, Mr. Swank was the Vice President of Specialty Marketing, an export company specializing in beverage exports to South and Central America, from January 1995 through July 1998.

ITEM 11.     EXECUTIVE COMPENSATION

This item contains information about compensation, stock options and employment arrangements and other information concerning certain of our executive officers.

Summary Compensation Table

The following table sets forth summary information concerning the compensation we paid during fiscal 2002, 2001 and 2000 to our chief executive officer and each of our other four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2002 and whose compensation exceeded $100,000 for such fiscal year. We refer to these individuals as our named executive officers.

					Long Term
		Annual Compensation			Compensation Awards

						Securities
	Fiscal			Other Annual	Restricted	Underlying
Name and Principal Position(1)	Year	Salary	Bonus	Compensation	Stock Awards	Options/SARS

William F. Hay(2)	2002	$520,527	$450,000	$37,021	—	—
Chairman of the Board and	2001	$405,000	$378,755	$37,615	—	—
Chief Executive Officer	2000	$300,000	—	$36,751	—	—
Denise DuBarry-Hay(3)	2002	$417,454	$400,000	$36,050	—	—
Chief Creative Officer	2001	$354,998	$378,755	$20,785	—	—
	2000	$300,000	—	$20,824	—	—
Mark E. Taylor(4)	2002	$203,117	$171,623	$15,320	—	—
President and Chief	2001	$151,670	$258,000	$16,230	—	320,000
Operating Officer	2000	$108,756	$21,500	$13,019	—	320,000
Denise Kovac(5)	2002	$177,500	$180,000	$13,959	—	—
President, Thane	2001	$122,502	$215,000	$10,200	—	80,000
Distribution Group	2000	$100,008	$20,000	—	—	240,000
Amir Tukulj(6)	2002	$176,500	$403,000	$12,365	—	—
President, Thane Direct	2001	$110,502	$105,000	$7,200	—	—
	2000	$100,008	—	$7,870	—	—

(1)	In connection with our acquisition of Reliant, we entered into employment agreements with Kevin Harrington, pursuant to which he serves as the Chief Executive Officer of Reliant, and Timothy Harrington, pursuant to which he serves as the President of Reliant. The terms of each of these employment agreements commenced on May 22, 2002. Although Messrs. Harrington, Harrington and Arthur would have been among the four most highly compensated executive officers had they been serving in their present capacities at the end our fiscal 2002, we have not included information for these individuals in this table because no compensation was paid by us to any of them during the fiscal year ended March 31, 2002. See “Employment Contracts and Termination of Employment Arrangements” for detailed information concerning their employment agreements.

(2)	For Mr. Hay, other annual compensation consists of automobile lease payments in the amount of $21,228, $22,977 and $22,113 in fiscal 2002, 2001 and 2000, respectively, and country club dues in the amount of $15,555 for fiscal 2002 and $14,370 in each of fiscal 2001 and 2000 and medical insurance premiums in the amount of $238 in fiscal 2002. Does not include payments made by us to Mr. Hay or certain of our affiliates with respect to certain aircraft and property leases. See “Item 13 — Certain Relationships and Related Transactions.”

(3)	For Ms. DuBarry-Hay, other annual compensation consists of automobile lease payments in the amount of $29,604, $15,589 and $15,628 in fiscal 2002, 2001 and 2000, respectively, and S.A.G. medical insurance premiums in the amount of $6,446 in fiscal 2002 and $5,196 in each of fiscal 2001 and 2000. Does not include payments made by us to Ms. DuBarry-Hay or certain of our affiliates with respect to certain aircraft and property leases. See “Item 13 — Certain Relationships and Related Transactions.”

(4)	For Mr. Taylor, other annual compensation consists of automobile lease payments in the amount of $9,456, $10,039 and $7,679 in fiscal 2002, 2001 and 2000, respectively, country club dues in the amount of $2,120 in fiscal 2002, $2,670 in fiscal 2001 and $5,340 in fiscal 2000 and medical insurance premiums in the amount of $3,744 in fiscal 2002 and $3,521 in fiscal 2001.

(5)	For Ms. Kovac, other annual compensation consists of automobile lease payments in the amount of $12,730 in fiscal 2002 and $10,200 in fiscal 2001 and medical insurance premiums in the amount of $1,229 in fiscal 2002.

(6)	For Mr. Tukulj, other annual compensation consists of automobile lease payments in the amount of $10,346, $7,200 and $7,870 in fiscal 2002, 2001, and 2000, respectively and medical insurance premiums in the amount of $2,019 in fiscal 2002.

Option Grants in Fiscal 2002

There were no options granted to our named executive officers in fiscal 2002.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

The following table sets forth the number and value of unexercised options held by our named executive officers at March 31, 2002. There was no public trading market for our common stock as of March 31, 2002. Accordingly, the value of unexercised options has been calculated by subtracting the exercise price from the fair market value of our common stock. There was not a publicly traded market for our common stock until May 24, 2002, following the closing of the Reliant transaction, at which time the opening price of common stock was $7.00 per share. Therefore, for purposes of the table below $7.00 per share was used as the fair market value, multiplied by the number of shares underlying the option. None of our named executive officers exercised options in fiscal 2002.

Value of
			Number of Securities		Unexercised In the
	Shares		Underlying Unexercised		Money Options
	Acquired		Options At Fiscal Year End		At Year End
	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark Taylor	—	—	256,000	384,000	$1,669,691	$2,424,293
Denise Kovac	—	—	152,000	168,000	$1,003,518	$1,071,970

Compensation of Directors

We issue $10,000 in stock options to our non-employee board members for each year of service on our board in consideration for serving on our board of directors. In addition, we also pay an annual fee of $5,000 to the chairperson of the audit committee and $5,000 to the chairperson of the compensation committee. Non-employee directors are also reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors.

Employment Contracts and Termination of Employment Arrangements

William F. Hay Employment Agreement. We have entered into a three year employment agreement with William F. Hay, dated as of December 31, 2001, pursuant to which he receives a minimum annual salary of $525,000 for his services as our Chief Executive Officer. He also participates in our standard senior executive officer long-term disability, thrift and pension plans, and is reimbursed by us for health insurance coverage provided by the screen actors guild. We also provide him, together with Denise DuBarry-Hay, three country club memberships and two automobile leases. He is also entitled to receive incentive compensation payments and stock options as determined by our board of directors. If he were discharged without cause, he would be entitled to receive his salary through the earlier of the twelve-month anniversary date of termination or December 31, 2004, any incentive compensation payments earned prior to his termination and the non-competition provisions included in his employment agreement would terminate.

Denise DuBarry-Hay Employment Agreement. We have entered into a three year employment agreement with Denise DuBarry-Hay, dated as of December 31, 2001, pursuant to which she receives a minimum annual salary of $425,000 for her services as our Chief Creative Officer. She also participates in our standard senior executive officer long-term disability, thrift and pension plans, and is reimbursed by us for health insurance coverage provided by the screen actors guild. We also provide her, together with William F. Hay, three country club memberships and two automobile leases. She is also entitled to receive incentive compensation payments and stock options as determined by the board of directors. If she were discharged without cause, she would be entitled to receive her salary through the earlier of the twelve-month anniversary date of termination or December 31, 2004, any incentive compensation payments earned prior to her termination and the non-competition provisions included in her employment agreement would terminate.

Mark E. Taylor Employment Agreement. We have entered into an employment agreement with Mark E. Taylor, dated as of December 10, 2001, pursuant to which he receives a minimum annual salary of $327,500 for his services as our President and Chief Operating Officer. Mr. Taylor is entitled to bonus compensation for fiscal 2002 based on calculations as previously approved by our board, and for each fiscal year beginning with fiscal 2003 equal to one percent of our earnings before income taxes, depreciation and amortization over $23.7 million for the prior year, excluding Thane Direct and its subsidiaries, payable 50% in cash and 50% in restricted stock. He also participates in our standard senior executive officer benefit plans, including, but not limited to, group life insurance, group medical, long-term disability and other plans adopted by us. We also provide him with one country club membership and one automobile lease. He is also entitled to receive incentive compensation payments and stock options as determined by our board of directors. The initial term of his employment runs through April 10, 2005. If he were discharged without cause, he would be entitled to receive his salary through the earlier of the twelve month anniversary date of termination or April 10, 2005, any incentive compensation payments earned prior to his termination and the non-competition provisions included in his employment agreement would terminate.

Denise Kovac Employment Agreement. We have entered into an employment agreement with Denise Kovac, dated as of December 10, 2001, pursuant to which she receives a minimum annual salary of $300,000 for her services as the President of TDG, Inc., our wholly owned subsidiary. Ms. Kovac is entitled to bonus compensation for fiscal 2002 based on the pre-tax income of our United States wholesale division, and for each fiscal year beginning with fiscal 2003 based on the pre-tax income of TDG, Inc. and Fox Marketing Associates, Inc., payable 50% in cash and 50% in restricted stock. She also participates in our standard senior executive officer benefit plans, including, but not limited to, group life insurance, group medical, long-term disability and other plans adopted by us. We also provide her with an automobile lease and incentive compensation payments and stock options as determined by our board of directors. The initial term of her employment runs through April 10, 2005. If she were discharged without cause, she would be entitled to receive her salary through the earlier of the twelve-month anniversary date of termination or April 10, 2005, any incentive compensation payments earned prior to her termination and the non-competition provisions included in his employment agreement terminate as of the date of termination upon a termination without cause.

Amir Tukulj Employment Agreement. Amir Tukulj has an employment agreement with Thane Direct Canada, Inc., our wholly owned subsidiary, amended as of January 1, 1999, pursuant to which he receives a minimum annual salary of $300,000 effective January 1, 2002 for his services as President of Thane Direct, Inc. and its subsidiaries. Mr. Tukulj is entitled to bonus compensations for fiscal 2002 based on a declining percentage of pre-tax income of the international division payable 50% in cash and 50% in restricted stock. He also participates in our standard senior executive officer benefit plans, including, but not limited to, group life insurance, group medical, long-term disability and other plans adopted by Thane. The initial term of his employment runs through December 10, 2004. If he were discharged without cause, he would be entitled to receive his base salary for a period of six months.

Kevin Harrington Employment Agreement. We have entered into an employment agreement with Kevin Harrington that provides for a minimum annual salary of $300,000 for his services as chief executive officer of Reliant. In addition to his annual salary, Mr. Harrington will receive incentive compensation in an amount equal to an aggregate of 15% of the earnings before interest, income taxes, depreciation and amortization of our direct response television group in excess of $7.0 million in the fiscal year ended March 31, 2003, $9.0 million in the fiscal year ended March 31, 2004 and $12.0 million in the fiscal year ended March 31, 2005. The term of this employment agreement commenced on May 22, 2002 and continues until March 31, 2005. If he is terminated without cause, Mr. Harrington will be entitled to receive compensation and benefits through the effective date of termination, as well as any incentive bonus and options earned through the remainder of the employment period and the non-competition provisions included in his employment agreement shall terminate. In connection with the execution of this employment agreement, Mr. Harrington received a loan from the Company in the amount of $1,071,500 which is secured by the common stock of the Company that

Mr. Harrington received in connection with the Reliant merger. In the event that the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group for the three year period ended March 31, 2005 equals or exceeds $15.0 million, Mr. Harrington will be entitled to receive full forgiveness of the loan and a cash bonus equal to $428,500. Mr. Harrington will be entitled to receive a ratable portion of the loan forgiveness and the cash bonus based on the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group at the end of each fiscal quarter during the three year period ended March 31, 2005.

Timothy Harrington Employment Agreement. We have entered into an employment agreement with Timothy Harrington that provides for a minimum annual salary of $300,000 for his services as the president of Reliant. In addition to his annual salary, Mr. Harrington will receive incentive compensation in an amount equal to an aggregate of 15% of the earnings before interest, income taxes, depreciation and amortization of our direct response television group in excess of $7.0 million in the fiscal year ended March 31, 2003, $9.0 million in the fiscal year ended March 31, 2004 and $12.0 million in the fiscal year ended March 31, 2005. The term of this employment agreement commenced on May 22, 2002 and continues until March 31, 2005. If he is terminated without cause, Mr. Harrington will be entitled to receive compensation and benefits through the effective date of termination, as well as any incentive bonus and options earned through the remainder of the employment period and the non-competition provisions included in his employment agreement shall terminate. In connection with the execution of this employment agreement, Mr. Harrington received a loan from the Company in the amount of $714,250 which is secured by the common stock of the Company that Mr. Harrington received in connection with the Reliant merger. In the event that the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group for the three-year period ended March 31, 2005 equals or exceeds $15.0 million, Mr. Harrington will be entitled to receive full forgiveness of the loan and a cash bonus equal to $285,750. Mr. Harrington will be entitled to receive a ratable portion of the loan forgiveness and the cash bonus based on the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group at the end of each fiscal quarter during the three year period ended March 31, 2005.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

We did not have a compensation committee or other board committee performing equivalent functions in fiscal 2002. Our compensation committee currently consists of Messrs. Sami W. Mnaymneh, William F. Hay and Dean Belbas. None of our executive officers serve as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors, nor has such a relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of the end of fiscal 2002.

	Number of Securities to	Weighted Average	Number of Securities
	be Issued upon Exercise	Exercise Price of	Available for
Plan Category	of Outstanding Options	Outstanding Options	Future Issuance

Equity Compensation Plans Approved by Stockholders	2,880,000 (1)	$3.225694	1,500,000 (2)
Equity Compensation Plans Not Approved by Stockholders	24,243 (3)	$6.187353	0
TOTAL	2,904,243	$3.250417	1,500,000

(1)	Consists of 2,880,000 shares of Thane common stock issuable upon the exercise of options granted pursuant to our 1999 Stock Option Plan, which is described below.

(2)	Includes 1,500,000 shares of common stock issuable upon the exercise of options granted pursuant to our 2002 Stock Option Plan, which is described below.

(3)	Consists of 24,243 shares of Thane common stock issuable upon the exercise of options granted to an employee of Krane pursuant to an individual compensation arrangement, which were assumed by Thane upon the acquisition of Krane.

1999 Stock Option Plan. Our 1999 Stock Option Plan was adopted by our board of directors effective as of June 10, 1999. The 1999 plan is intended to further our success by increasing the ownership interest of certain of our executives and employees and to enhance our ability to attract and retain executives and employees. The 1999 plan authorizes the issuance of up to 2,880,000 shares of our common stock. As of June 28, 2002, options to purchase all of the available shares of common stock under the 1999 plan were issued and outstanding. We do not intend to grant any further options under the 1999 plan. The 1999 plan terminates in June 2009; however, any options outstanding when the 1999 plan terminates will remain outstanding in accordance with their terms.

Our compensation committee administers the 1999 plan, although our board of directors may, subject to any legal limitations, exercise any powers or duties of the compensation committee concerning the 1999 plan. Option holders may not transfer their options unless they die or, in the case of non-qualified options, the compensation committee determines otherwise.

2002 Stock Option Plan. Our board of directors and stockholders approved the 2002 plan effective as of January 1, 2002. The purposes of the 2002 plan are to (i) further our growth, development and success by enabling our executives, non-executive employees, directors and consultants to acquire continuing equity interests in our company, increasing their personal interests and motivating them to exert their best efforts on our behalf and (ii) enhance our ability to attract and retain executives, non-executive employees, directors and consultants.

The 2002 plan provides for the granting of incentive stock options under the Internal Revenue Code of 1986, as amended, and options that do not qualify as incentive stock options. The 2002 plan provides for the grants of these options to officers, directors, full and part-time employees and consultants. We reserved 1,500,000 shares of our common stock for issuance under the 2002 plan. As of June 28, 2002, there were no options outstanding under this plan.

Our compensation committee administers the 2002 plan, although our board of directors may, subject to any legal limitations, exercise any powers or duties of the compensation committee concerning the 2002 plan. Pursuant to the terms of the 2002 plan, our compensation committee has the authority to determine:

•	the meaning and application of the terms of the plan and all stock option agreements,

•	the persons to whom option grants are made,

•	the nature and amount of option grants,

•	the exercisability of option grants and any restrictions, vesting or exercise schedules and other provisions relating to option grants,

•	the price to be paid upon exercise of each option,

•	the period in which options may be exercised, and

•	other terms and conditions of option grants.

In order to meet one of the requirements of Section 162(m) of the Internal Revenue Code, the 2002 plan limits to 300,000 the number of shares of our common stock that may be subject of grants to any single individual in any one calendar year. The shares of stock that may be issued under the 2002 plan may be either authorized and unissued shares or previously issued shares held as treasury stock.

The exercise price per share for incentive stock options cannot be less than the fair market value of our common stock on the date of the grant. If a recipient owns more than ten percent (10%) of our common stock, incentive stock options granted to that recipient must have an exercise price of not less than 110% of the fair market value of our common stock on the grant date. The compensation committee has the authority to determine the exercise price of non-incentive stock options. Determinations of fair market value of a share of our common stock are made in accordance with the 2002 plan.

Our compensation committee has the authority to determine the term of each option granted under the 2002 plan. However, the term of stock options may not exceed ten (10) years from the date of grant. In the case of an incentive stock option granted to an owner of more than ten percent (10%) of our common stock, the term may not exceed five (5) years from the date of grant. Generally the recipient of an option may exercise it only while employed by us, except that our compensation committee may provide in any stock option agreement that the recipient may exercise vested options after termination of employment. An option holder may pay the exercise price of an option by any legal manner that we permit, which may include use of shares of our common stock already owned by the option holder or by a broker-assisted cashless exercise procedure. The 2002 plan provides that options shall not transferable except by will or the laws of descent and distribution, although the compensation committee may provide otherwise in any stock option agreement.

If a stock split, stock dividend, consolidation, recapitalization, reorganization or similar event occurs, we will make proportional adjustments to the number of shares of common stock reserved for issuance under the 2002 plan and issuable under outstanding options and adjustments to the exercise prices of outstanding options. The 2002 plan also provides for the acceleration of vesting and exercisability of options if we are subject to a change of control as defined in the plan, although the compensation committee may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by our stockholders in the transaction.

The 2002 plan will terminate in March 2012, and we may not grant awards under it after termination, however, any options outstanding when the 2002 plan terminates will remain outstanding in accordance with their terms. Our board of directors may amend, alter, suspend or terminate the 2002 plan at any time, provided that we must obtain stockholder approval for any change that would increase the number of shares reserved for issuance or would change the class of persons eligible to receive grants of options. In addition, the board may not amend the plan to (i) fix the exercise price per share for incentive stock options at less than 100% of the fair market value of a share of common stock on the date of grant or (ii) extend the duration of the 2002 plan or extend the maximum period of ten (10) years during which holders may exercise options.

Our compensation committee may amend the terms of any option granted, including any stock option agreement, retroactively or prospectively, but no such amendment shall impair the previously accrued rights of any existing recipient without their consent.

As a condition to the exercise of an option, we may require the recipient to pay to us all applicable federal, state and local taxes that we must withhold. At the discretion of the compensation committee and upon request of a recipient, the withholding tax requirements may be satisfied by withholding of shares of common stock otherwise issuable to the recipient.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our outstanding common stock as of June 28, 2002 according to information supplied to us by: (i) each person we know to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and securities convertible into common stock held by that person that are exercisable as of June 28, 2002 or exercisable within 60 days thereof are deemed outstanding. Except as indicated in the footnotes to this table, we believe that each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name, except to the extent shared by a spouse under applicable law. As of June 28, 2002, there were 35,323,820 shares of common stock outstanding.

	Shares Beneficially Owned

Name and Address(1)	Number	Percentage(2)

H.I.G. Direct Marketing Holdings, Inc.(3)(4)	19,484,256	53.60%
KPI, Inc.(3)(4)	1,330,953	3.66%
William F. Hay(5)	8,556,504	23.54%
Denise DuBarry-Hay(6)	8,556,504	23.54%
Mark E. Taylor(7)	581,760	1.60%
Kandy Lee Allen(8)	64,000	*
Amir Tukulj	640,000	1.76%
Andrew Tobias(9)	120,000	*
Denise Kovac(10)	305,760	*
Marty Fahncke(11)	88,000	*
Kevin Harrington	1,107,138	3.05%
Timothy Harrington	738,092	2.03%
Mel Arthur	369,046	1.02%
Scott Swank	13,967	*
Dean Belbas	9,149	*
Sami W. Mnaymneh(12)	20,815,209	57.26%
John Bolduc(12)	20,815,209	57.26%
Anthony A. Tamer(12)	20,815,209	57.26%
Steven E. Martinez(12)	20,815,209	57.26%
Directors and executive officers as a group (21 persons)(13)(14)	12,593,416	34.64%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o Thane International, Inc., 78-140 Calle Tampico, La Quinta, California 92258.

(2)	Calculated based on 36,351,820 shares of common stock outstanding, which includes (i) 35,323,820 shares of common stock outstanding as of the date hereof and (ii) 1,028,000 shares subject to options exercisable within 60 days of June 28, 2002.

(3)	The address of H.I.G. Direct Marketing Holdings, Inc. and KPI, Inc. is c/o H.I.G. Capital, LLC, 1001 Brickell Bay Drive, 27th Floor, Miami, Florida 33131. Mr. Anthony A. Tamer currently serves as the president and as a director of H.I.G. Direct Marketing Holdings and KPI. Mr. Sami W. Mnaymneh currently serves as the secretary and as a director of H.I.G. Direct Marketing Holdings and KPI. Messrs. Tamer and Mnaymneh constitute all of the officers and directors of H.I.G. Direct Marketing Holdings and KPI.

(4)	H.I.G. Investment Group II, L.P. is the controlling stockholder of each of H.I.G. Direct Marketing and KPI. H.I.G. Capital Partners II, L.P. is a stockholder of each of H.I.G. Direct Marketing and KPI. H.I.G. Partners II, L.P. is the general partner of H.I.G. Investment Group. H.I.G. Advisors, L.L.C. is the general partner of H.I.G. Capital Partners. H.I.G. GP-II, Inc. is the general partner of H.I.G. Partners and the manager of H.I.G. Advisors. H.I.G. Investment Group, H.I.G. Capital Partners, H.I.G. Partners, H.I.G. Advisors and H.I.G. GP-II may, by virtue of their respective relationships with H.I.G. Direct Marketing and KPI, be deemed to beneficially own the securities held by H.I.G. Direct Marketing and KPI, and to share voting and investment power with respect to such securities. H.I.G. Investment Group, H.I.G. Capital Partners, H.I.G. Partners, H.I.G. Advisors and H.I.G. GP-II each disclaim beneficial ownership of the securities, except to the extent of their respective investment interests in H.I.G. Direct Marketing and KPI. The address of each of H.I.G. Investment Group, H.I.G. Capital Partners, H.I.G. Partners, H.I.G. Advisors and H.I.G. GP-II is c/o H.I.G. Capital, LLC, 1001 South Bayshore Drive, 27th Floor, Miami, Florida 33131.

(5)	Represents (i) 4,278,252 shares directly owned by Mr. Hay and (ii) 4,278,252 shares directly owned by Denise DuBarry-Hay, Mr. Hay’s spouse. Mr. Hay may, by virtue of his relationship with Ms. DuBarry-Hay, be deemed to beneficially own the securities held by Ms. DuBarry-Hay and to share voting and investment power with respect to such securities. Mr. Hay disclaims beneficial ownership of the securities directly owned by Ms. DuBarry-Hay.

(6)	Represents (i) 4,278,252 shares directly owned by Ms. DuBarry-Hay and (ii) 4,278,252 shares directly owned by William F. Hay, Ms. DuBarry-Hay’s spouse. Ms. DuBarry-Hay may, by virtue of her relationship with Mr. Hay, be deemed to beneficially own the securities held by Mr. Hay and to share voting and investment power with respect to such securities. Ms. DuBarry-Hay disclaims beneficial ownership of the securities directly owned by Mr. Hay.

(7)	Includes (i) 85,760 shares directly owned by Mr. Taylor and (ii) 496,000 shares subject to options exercisable by Mr. Taylor within 60 days of June 28, 2002. Does not include 144,000 shares subject to options not exercisable by Mr. Taylor within 60 days of June 28, 2002.

(8)	Includes 64,000 shares subject to options exercisable by Ms. Allen within 60 days of June 28, 2002. Does not include 96,000 shares subject to options not exercisable by Ms. Allen within 60 days of June 28, 2002.

(9)	Includes 120,000 shares subject to options exercisable by Mr. Tobias within 60 days of June 28, 2002. Does not include 168,000 shares subject to options not exercisable by Mr. Tobias within 60 days of June 28, 2002.

(10)	Includes (i) 45,760 shares directly owned by Ms. Kovac and (ii) 260,000 shares subject to options exercisable by Ms. Kovac within 60 days of June 28, 2002. Does not include 60,000 shares subject to options not exercisable by Ms. Kovac within 60 days of June 28, 2002.

(11)	Includes 88,000 shares subject to options exercisable by Mr. Fahncke within 60 days of June 28, 2002. Does not include 72,000 shares subject to options not exercisable by Mr. Fahncke within 60 days of June 28, 2002.

(12)	Represents (i) 19,484,256 shares directly owned by H.I.G. Direct Marketing Holdings, Inc. and (ii) 1,330,953 shares directly owned by KPI, Inc. Messrs. Mnaymneh, Bolduc, Tamer and Martinez are stockholders of each of H.I.G. Direct Marketing and KPI. In addition, Messrs. Mnaymneh and Tamer constitute all of the officers and directors of H.I.G. GP-II, the ultimate parent entity of both H.I.G. Direct Marketing and KPI. Messrs. Mnaymneh, Bolduc, Tamer and Martinez may, by virtue of their respective relationships with H.I.G. Direct Marketing and KPI, be deemed to beneficially own the securities held by H.I.G. Direct Marketing and KPI, and to share voting and investment power with respect to such securities. Messrs. Mnaymneh, Bolduc, Tamer and Martinez each disclaim beneficial ownership of the securities, except to the extent of his respective investment interests in H.I.G. Direct Marketing and KPI. The address of Messrs. Mnaymneh, Bolduc, Tamer and Martinez is c/o H.I.G. Capital, LLC, 1001 South Bayshore Drive, 27th Floor, Miami, Florida 33131.

(13)	For purposes of this calculation, we have included Kevin J. McKeon, Joshua Chandler, J. Robert Swidler and Linda A. Goldstein in the group of director and officers. Messrs. McKeon, Chandler, Swidler and Ms. Goldstein do not directly own any shares nor do they own any shares subject to options exercisable within 60 days of June 28, 2002. Mr. McKeon owns 240,000 shares subject to options that are not exercisable within 60 days of June 28, 2002.

(14)	Includes 12,593,415 shares beneficially held by William F. Hay, Denise DuBarry-Hay, Mark E. Taylor, Kandy Lee Allen, Amir Tukulj, Andrew Tobias, Denise Kovac, Marty Fahncke, Kevin Harrington, Timothy Harrington, Mel Arthur, Scott Swank, Dean Belbas, Kevin J. McKeon, Joshua Chandler, J. Robert Swidler and Linda A. Goldstein. Does not include 20,815,209 shares deemed to be beneficially held by Messrs. Mnaymneh, Bolduc, Tamer and Martinez.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

We have from time to time entered into transactions with certain of our officers, directors and principal stockholders and entities in which such parties have an interest. We believe that each such transaction has been on terms no less favorable to us than could be obtained in a transaction with an independent third party.

TV Shop USA, Inc.

In April 2001, TV Shop USA, Inc., a Delaware corporation, purchased inventory from our manufacturers and subsequently resold it to us for approximately $2.4 million once the shipments arrived in the United States. The inventory was resold to us at cost plus a 2% markup necessary to cover the cost of interest expense. H.I.G. Direct Marketing Holdings, Inc., William F. Hay and Denise DuBarry-Hay are the principal stockholders of TV Shop USA.

Paribas Warrant Repurchase

On February 12, 2002, we entered into a Stock and Warrant Purchase and Redemption Agreement with Paribas North America, Inc., Paribas Capital Funding LLC and H.I.G. Direct Marketing Holdings, Inc. Pursuant to this agreement, on March 13, 2002 we purchased from the Paribas entities warrants to purchase an aggregate of 3,964,448 shares of our common stock. As consideration for such purchase, we paid $4.0 million in cash to the Paribas entities and issued them new warrants to purchase an aggregate of 792,896 shares of our common stock. In conjunction with the Paribas warrant purchase, we redeemed 3,171,552 shares of our common stock held by H.I.G. Direct Marketing Holdings for a redemption price of $.0001 per share. Such redemption was in full satisfaction of H.I.G. Direct Marketing Holdings’ obligations under the Redemption Agreement it entered into with us on June 10, 1999. Pursuant to the Redemption Agreement, 3,964,448 shares of our common stock held by H.I.G. Direct Marketing Holdings were subject to redemption by us upon the exercise of any of the warrants held by the Paribas entities.

Krane Acquisition

On March 15, 2002, we acquired Krane in exchange for 2,634,768 shares of our common stock. KPI, Inc., an affiliate of H.I.G. Direct Marketing Holdings, owned approximately 50.4% of the outstanding Krane common stock. The terms of the Agreement and Plan of Merger, including the merger consideration, were negotiated between us and the minority stockholders of Krane. We believe that the terms of the Agreement and Plan of Merger are at least as favorable to us as could have been obtained from an unaffiliated third party.

In connection with the Krane acquisition, KPI and Krane entered into a certain Amended and Restated Make-Well Agreement, dated as of March 15, 2002, pursuant to which KPI agreed to provide up to $500,000 of financial support to Krane for the benefit of LaSalle Bank National Association.

H.I.G. Consulting Agreement

We have entered into an Amended and Restated Consulting Agreement, dated as of January 8, 2002, with H.I.G. Capital, LLC, an affiliate of H.I.G. Direct Marketing Holdings, pursuant to which H.I.G. Capital will provide us with management consulting and financial services through January 8, 2007. Pursuant to the Amended and Restated Consulting Agreement, H.I.G. Capital agreed to terminate the aggregate monthly fees of $37,500 payable by us contained in the original consulting agreement and that certain Consulting Agreement, dated as of May 16, 2000, by and between Krane and H.I.G. Capital in exchange for a one time $1.5 million cash payment by us to H.I.G. Capital, which amount will be payable by us when we raise additional capital.

In addition, we have agreed to pay H.I.G. Capital investment banking fees equal to (i) 2.0% of the fair market value of any companies acquired by us, (ii) 2.0% of the consideration received by us upon the sale of all or substantially all of our stock or assets, and (iii) 1.0% of any funds raised by us pursuant to any future equity financings.

Management

Since 1999, we have leased an aircraft from La Quinta Air Corp. for use by company executive officers. William F. Hay and Denise DuBarry-Hay are the principal stockholders of La Quinta Air Corp. On May 1, 2001, we entered into a five-year leasing arrangement with La Quinta Air Corp. with respect to a Westwind II airplane at a monthly cost of $29,966 plus routine maintenance, insurance and costs.

We lease an automobile from La Quinta Air Corp. on a month to month basis for use by William F. Hay and Denise DuBarry-Hay at a monthly cost of $1,769.

We lease residential property located at 78030 Coronados, La Quinta, California from William F. Hay and Denise DuBarry-Hay on a month to month basis at a monthly cost of $3,800. This property is used to house certain of our officers, directors and other business related guests.

We lease commercial office space located at 78-140 Calle Tampico, La Quinta, California, our principal executive offices, from William F. Hay and Denise DuBarry-Hay at a monthly cost of $22,362. The lease has a term of 20-years commencing on June 1, 2001. We believe that this leasing arrangement is no less favorable to us than could be obtained in a transaction with an independent third party.

Certain of our directors and director nominees are affiliated with H.I.G. Capital. Messrs. Sami W. Mnaymneh and Anthony A. Tamer are managing partners of H.I.G. Capital, Mr. John Bolduc is a managing director of H.I.G. Capital and Mr. Steven E. Martinez is an employee of H.I.G. Capital.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A)(1) Financial Statements:

Included in Part II, Item 8 of this report:

14(A)(2) Financial Statement Schedule:

Included in Part IV of this report:

Schedule II — Valuation and qualifying accounts and reserves

Other schedules have been omitted since they are either not required or not applicable.

14(A)(3) Exhibits:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen Certificate for common stock Certificate of the Registrant.(1)
10.1	Executive Employment Agreement dated as of December 31, 2001 by and between William F. Hay and Thane International, Inc.(1)
10.2	Executive Employment Agreement dated as of December 31, 2001 by and between Denise DuBarry-Hay and Thane International, Inc.(1)
10.3	Employment Agreement dated as of December 10, 2001 by and between Mark E. Taylor and Thane International, Inc.(1)
10.4	Employment Agreement dated as of December 10, 2001 by and between Denise Kovac and Thane International, Inc.(1)
10.5	Executive Employment Agreement dated as of January 1, 1999 by and between Amir Tukulj and Thane Direct Canada, Inc., as amended.(1)
10.6	Loan and Security Agreement, dated as of March 13, 2002, by and among, TDG, Inc., Thane Direct, Inc., West Coast Direct Marketing, Inc., Thane Direct Canada Inc., Thane International, Inc., Fox Marketing Associates, Inc., Tradewind Products Inc., Concept and Product Solutions, Time Prophets, Inc., Xebec Productions, Inc., La Quinta Services Corp., Congress Financial Corporation (Florida) and each of the financial institutions named therein.(1)
10.8	Registrant’s 2002 Stock Option Plan.(1)
10.9	Form of Option Agreement under Registrant’s 2002 Stock Option Plan.(1)
10.10	Registrant’s 1999 Stock Option Plan.(1)
10.11	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.(1)
10.12	Amended and Restated Consulting Agreement by and between Thane International, Inc. and H.I.G. Capital, LLC.(1)
10.13	Warrant Agreement, dated as of June 10, 1999, by and between Thane International, Inc. and Paribas North America, Inc., as amended.(1)
10.14	Warrant Certificate dated June 10, 1999 issued pursuant to the Warrant Agreement, dated as of June 10, 1999, by and between Thane International, Inc. and Paribas North America, Inc.(1)
10.15	Warrant Agreement, dated as of June 10, 1999, by and between Thane International, Inc. and Paribas Capital Funding, LLC.(1)
10.16	Warrant Certificate dated June 10, 1999 issued pursuant to the Warrant Agreement, dated as of June 10, 1999, by and between Thane International, Inc. and Paribas Capital Funding, LLC.(1)
10.17	Equityholders Agreement, dated June 10, 1999, by and among Thane International, Inc. and the several stockholders and warrantholders listed in Schedule I thereto from time to time.(1)
10.18	Services for Hire Agreement, dated as of April 9, 2001 by and between Thane International, Inc. and Beau Show Inc.(1)
10.19	Exclusive Manufacturing and Marketing Agreement, dated as of March 24, 2000 by and between Thane and Inventors Universe.com, Inc., as amended. (1)
10.20	Services for Hire Agreement, dated as of August 24, 2000 by and between Thane International, Inc. and Gin Miller Fitness, Inc.(1)
10.21	Exclusive Marketing Agreement, dated as of December 10, 1999 by and between Thane International, Inc. and WHJ, Inc.(1)
10.22	Exclusive Manufacturing and Marketing Agreement, dated as of May 23, 2001 by and between Thane International, Inc. and Optimum Health Technologies, Inc.(1)
10.23	Servicing Agreement dated April 28, 1999 by and between Thane Marketing and West Telemarketing Corporation.(1)

Exhibit
No.	Description

10.24	Exclusive Order Fulfillment Agreement, dated as of June 9, 1999, by and between Thane International, Inc. and Innotrac Corporation, successor to UDS, as amended.(1)
10.25	Employment Agreements, dated as of May 22, 2002, by and among Thane International, Inc., Reliant Interactive Media Corp. and each of Kevin Harrington, Timothy Harrington and Mel Arthur.
10.26	Credit Agreement, dated as of May 17, 2000, by and among Krane Holdings, Inc., Krane Acquisition Corporation, LaSalle Bank National Association and the other lenders from time to time party thereto, as amended.(1)
10.27	Note and Warrant Purchase Agreement, dated as of May 17, 2000, by and among Prairie Capital Mezzanine Fund, L.P., Krane Holdings, Inc. and Krane Products, Inc.(1)
10.28	Amended and Restated Agreement and Plan of Merger, dated as of May 20, 2002, by and among the Registrant, Reliant Acquisition Corporation, Reliant Interactive Media Corp., and the controlling stockholders of Reliant Interactive Media Corp.(2)
10.29	Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated as of December 6, 2001, by and among the Registrant, Reliant Acquisition Corporation, Reliant Interactive Media Corp. and the controlling stockholders of Reliant Interactive Media Corp.
21.1	Subsidiaries of the Registrant.

(1)	Incorporated by reference to an identically numbered exhibit filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-76224).
(2)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-76224).

14(B) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANE INTERNATIONAL, INC.

By	/s/ WILLIAM F. HAY

William F. Hay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 1, 2002.

Signature	Title

/s/ WILLIAM F. HAY William F. Hay	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ MARK TAYLOR Mark Taylor	President and Director

/s/ KEVIN J. MCKEON Kevin J. McKeon	Chief Financial Officer (Principal Financial Officer)

/s/ JOSHUA CHANDLER Joshua Chandler	Chief Accounting Officer (Principal Accounting Officer)

/s/ DENISE DUBARRY-HAY Denise DuBarry-Hay	Chief Creative Officer and Director

/s/ KEVIN HARRINGTON Kevin Harrington	Vice Chairman of the Board and Director

/s/ TIMOTHY HARRINGTON Timothy Harrington	President of Thane Direct Response Group and Director

/s/ MEL ARTHUR Mel Arthur	Director

/s/ SAMI W. MNAYMNEH Sami W. Mnaymneh	Director

/s/ JOHN BOLDUC John Bolduc	Director

/s/ DEAN BELBAS Dean Belbas	Director

S-1

Signature	Title

/s/ J. ROBERT SWIDLER J. Robert Swidler	Director

/s/ ANTHONY A. TAMER Anthony A. Tamer	Director

/s/ STEVEN E. MARTINEZ Steven E. Martinez	Director

/s/ LINDA A. GOLDSTEIN Linda A. Goldstein	Director

S-2

SCHEDULE II

THANE INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended March 31, 2000, 2001 and 2002

The allowance for accounts receivable has increased and decreased as follows:

	Balance at			Balance
	Beginning			at End
	of Year	Additions	Deductions(1)	of Year

2000	161	201	(38)	324
2001	324	1,687	(99)	1,912
2002	1,912	5,217	(787)	6,342

(1)	Write-off of doubtful accounts against the allowance, recoveries or reductions of the allowance.

The reserves for inventories have increased and decreased as follows:

	Balance at			Balance
	Beginning			at End
	of Year	Additions	Deductions(1)	of Year

2000	322	146	(222)	246
2001	246	4,112	—	4,358
2002	4,358	1,589	(1,813)	4,134

(1)	Write-off of slow-moving or obsolete inventory, sale of inventory at reduced margin or reductions of the reserve.