Form 10-Q
period 2002-06-30
THANE INTERNATIONAL INC
filed 2002-08-14
CIK 1027882

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                        Commission file number: 000-49826


                            THANE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                      52-2000275
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



        78-140 CALLE TAMPICO
        LA QUINTA, CALIFORNIA                                    92253
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


               Registrant's telephone number, including area code:
                                 (760) 777-0217




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

The number of shares outstanding of the registrant's $.001 par value common stock as of August 14, 2002 was 35,462,781.




================================================================================

                            Thane International, Inc.

                                      INDEX


                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited).......................................................  3

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................... 10

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk............................................................................ 15


PART II - OTHER INFORMATION

         Item 5.    Other Information...................................................................... 15

         Item 6.    Exhibits and Reports on Form 8-K....................................................... 15


Signatures................................................................................................. 16



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Thane International, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                        (in thousands, except share data)


                                                                          JUNE 30,        MARCH 31,
                                                                            2002             2002
                                                                         ---------       -------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $   6,531         $ 13,568
   Accounts receivable, net of allowance of $5,678 and $6,342 on
     June 30, 2002 and March 31, 2002, respectively                         13,488           19,706
   Inventories, net of reserves of $3,677 and $4,134 on June 30,
     2002 and March 31, 2002, respectively                                  14,746           13,458
   Prepaid advertising                                                         956              991
   Prepaid royalties                                                         2,355               --
   Prepaid expenses and other                                                2,034            1,755
   Due to affiliate                                                             --            3,156
   Deferred income taxes                                                     6,643            6,579
   Income taxes receivable                                                   2,722              515
   Other current assets                                                      3,324              621
                                                                         ---------         --------
Total current assets                                                        52,799           60,349

Property and equipment:
   Building                                                                  3,260            3,260
   Furniture, fixtures and equipment                                         2,701            2,247
   Less accumulated depreciation                                              (979)            (821)
                                                                         ---------         --------
                                                                             4,982            4,686
Noncurrent assets:
   Production costs, net of accumulated amortization of $181 and
     $52 on June 30, 2002 and March 31, 2002, respectively                   1,468              471
   Goodwill                                                                 44,041           24,415
   Financing costs, net                                                      1,220            1,402
   Deferred income taxes                                                       496              496
   Other noncurrent assets                                                     346            2,024
                                                                         ---------         --------
Total noncurrent assets                                                     47,571           28,808
                                                                         ---------         --------
Total assets                                                             $ 105,352         $ 93,843
                                                                         =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  5,646          $ 8,819
   Allowance for product refunds and returns                                 2,395            3,523
   Accrued expenses                                                          6,597           14,755
   Line of credit                                                            1,522            1,522
   Current portion of long-term debt                                        10,972            9,040
   Current portion of capital lease obligation                                  31               --
   Deferred consideration                                                    2,040            2,230
                                                                         ---------         --------
Total current liabilities                                                   29,203           39,889

Long-term debt, less current portion                                        11,666           14,107
Capital lease obligations                                                    3,277            3,238
Minority interest                                                              668              562

Commitments and contingencies

Stockholders' equity:
  Class A common stock, par value $.001:
     Authorized shares - 200,000,000
     Issued and outstanding shares - 35,323,820 and 31,791,406
     on June 30, 2002 and March 31, 2002, respectively                          35              32
   Warrants                                                                  5,130           5,130
   Note receivable - stockholders                                           (2,516)             --
   Paid-in capital                                                          46,862          22,114
   Retained earnings                                                        11,027           8,771
                                                                         ---------         --------
Total stockholders' equity                                                  60,538          36,047
                                                                         ---------         --------
Total liabilities and stockholders' equity                                $105,352         $93,843
                                                                         =========         ========



SEE ACCOMPANYING NOTES.

                   Thane International, Inc. and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                        (in thousands, except share data)



                                                           THREE MONTHS ENDED
                                                     ------------------------------
                                                       JUNE 30,           JUNE 30,
                                                        2002               2001
                                                     -----------        -----------

Revenues:
   Net product sales                                 $    41,463        $    69,960
   Other                                                   3,278              2,761
                                                     -----------        -----------
Total revenues                                            44,741             72,721

Costs and expenses:
   Costs of sales, including selling expenses             32,971             59,801
   General and administrative expenses                     6,751              5,055
   Depreciation                                              158                 44
                                                     -----------        -----------
Total costs and expenses                                  39,880             64,900
                                                     -----------        -----------
Income from operations                                     4,861              7,821

Interest expense, net                                      1,125                650
Minority interest and other                                  110                143
                                                     -----------        -----------
Income before income taxes                                 3,626              7,028

Provision for income taxes                                 1,370              2,671
                                                     -----------        -----------
Net income                                           $     2,256        $     4,357
                                                     ===========        ===========
Weighted average shares - basic                       33,344,130         32,577,088
                                                     -----------        -----------
Basic earnings per share                             $      0.07        $      0.13
                                                     ===========        ===========
Weighted average shares - diluted                     35,819,264         32,577,088
                                                     -----------        -----------
Diluted earnings per share                           $      0.06        $      0.13
                                                     ===========        ===========



SEE ACCOMPANYING NOTES.

                   Thane International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                              THREE MONTHS ENDED
                                                                           -------------------------
                                                                             JUNE 30,      JUNE 30,
                                                                              2002           2001
                                                                           ----------     ----------

OPERATING ACTIVITIES
Net income                                                                  $ 2,256         $4,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation                                                               158             44
     Amortization of production costs                                           129             67
     Amortization of financing costs                                            182             49
     Amortization of discount on debt                                           140             --
     Provision for doubtful accounts                                           (777)           698
     Provision for inventory reserves                                          (457)          (358)
     Minority interest                                                          110            143
     Changes in operating assets and liabilities:
       Accounts receivable                                                    7,832         (1,908)
       Inventories                                                               60          1,352
       Prepaid advertising                                                       35          2,838
       Prepaid royalties                                                     (2,155)            --
       Prepaid expenses and other                                                59          1,169
       Production costs                                                        (271)          (258)
       Due from affiliate                                                     3,156             --
       Other assets                                                              69         (1,004)
       Accounts payable                                                      (3,552)        (8,429)
       Allowance for product refunds and returns                             (1,348)         4,482
       Accrued expenses                                                      (8,816)         5,250
       Income taxes payable                                                  (1,637)        (4,620)
                                                                             ------         ------
Net cash (used in) provided by operating activities                          (4,827)         3,872

INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment                                 (149)          (206)
Acquisition of company, net of cash acquired                                  1,278             --
Notes issued to stockholders                                                 (2,500)            --
Interest on stockholder notes receivable                                        (16)            --
                                                                            -------         ------
Net cash used in investing activities                                        (1,381)          (206)

FINANCING ACTIVITIES:
Payments on long-term debt                                                     (649)        (1,100)
Proceeds from line of credit                                                     --          5,000
Payments on line of credit                                                       --         (2,000)
Payments of deferred consideration                                             (190)            --
Payments on capital lease obligations                                            (4)           (22)
Investments from minority owners                                                 20             --
                                                                            -------         ------
Net cash (used in) provided by financing activities                            (829)         1,878
                                                                            -------         ------
Net (decrease) increase in cash and cash equivalents                         (7,037)         5,544

Cash and cash equivalents at beginning of period                             13,568          4,060
                                                                            -------         ------
Cash and cash equivalents at end of period                                  $ 6,531         $9,604
                                                                            =======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                 $   741         $  595
                                                                            =======         ======

   Income taxes                                                             $ 3,484         $7,200
                                                                            =======         ======

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS

   Asset acquired under capital lease                                       $    74         $3,260
                                                                            =======         ======

   Forfeiture of minority owner investment                                  $    24         $   --
                                                                            =======         ======


SEE ACCOMPANYING NOTES.

                   Thane International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thane International, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the fiscal year ended March 31, 2002.

The financial information included herein reflects all adjustments consisting of normal recurring (adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from 2001 have been reclassified to conform to the 2002 presentation

PREPAID ROYALTIES

Prepaid royalties include royalty advances paid in conjunction with acquiring the marketing and/or distribution rights to certain products. These amounts will be expensed as earned, based on future sales in accordance with the provisions of each agreement.

EARNINGS PER SHARE

The computation of basic and diluted income per share of common stock based on the weighted average number of shares outstanding during the period of the financial statements as follows:


                                                            FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                           ------------------------------------------
                                                              INCOME          SHARES       PER SHARE
                                                           (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                           ------------   --------------   ----------
Basic Income Per Share
  Income available to common stockholders                     $2,256         33,344,130      $0.07
                                                                                             =====
Effect of Dilutive Securities
  Common stock options                                            --          1,543,288
  Common stock amounts                                            --            792,885
  Deferred consideration                                          --            138,961
                                                              ------       ------------
Diluted Income Per Share
  Income available to common stockholders plus assumed
     conversion                                               $2,256         35,819,264      $0.06
                                                              ======       ============      =====

At June 30, 2001, there were no dilutive instruments outstanding. Accordingly, the basic and diluted earnings per share were $0.13 with weighted average shares outstanding of 32,577,088.

2. USE OF ESTIMATES

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

                   Thane International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2002
                      (in thousands, except per share data)

3. CHANGE IN ACCOUNTING POLICY

Effective April 1, 2002, the Company changed its method of accounting for media commissions from recognizing gross media revenues and expenses to recognizing the net commission as a component of Other revenues. The adoption of this policy has no effect on the Company's Income from operations and amounts in all periods presented have been reclassified to reflect this change.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB issued FAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. FAS 143 will be effective for financial statements beginning after January 21, 2003, with earlier application encouraged. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In October 2001, the FASB issued FAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of the long-lived assets and for the disposition of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 as of April 1, 2002 and it has not had an effect on the Company's financial position, results of operation or cash flows as of June 30, 2002.

5. ACQUISITION

In May 2002, the Company acquired 100% of Reliant Interactive Media Corp. ("Reliant") in exchange for 3,532,414 shares of the Company's common stock, of which 2,214,273 were issued to Reliant's principal shareholders. Each share of Reliant stock was exchanged for approximately 0.3049459 shares of the Company's stock in a transaction valued at approximately $24,727. The components of the purchase price and goodwill are as follows:

      Allocation of purchase price:
         Cash                                             $  1,696
         Accounts receivable                                   837
         Other Receivables                                   3,054
         Inventory                                             891
         Income taxes receivable                               570
         Prepaid expenses and other assets                     924
         Production Costs                                      855
         Excess of cost over net liabilities acquired       17,806
         Accounts payable                                   (1,028)
         Accrued expenses and other liabilities               (878)
                                                          --------
           Total purchase price                           $ 24,727
                                                          --------
      Components of Goodwill:
         Excess of cost over net liabilities acquired     $ 17,806
         Acquisition costs                                   1,820
                                                          --------
           Total Goodwill                                 $ 19,626
                                                          --------

In accordance with the purchase agreement, the Company loaned $2,500 to Reliant's principal shareholders and the notes accrue interest at 6%. In the event that certain thresholds are met in future years, the loans will be forgiven and recognized as compensation expense. Additionally, of the 2,214,273 shares issued to Reliant's principal shareholders, 442,854 shares have been placed in escrow as collateral on these loans. The remaining 1,771,419 shares have been placed in escrow and may be earned in the event that certain future quarterly and cumulative earnings thresholds are met. As of June 30, 2002, none of these thresholds had been met and all shares remain in escrow and the notes receivable are reflected as a reduction of equity.

                   Thane International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2002
                      (in thousands, except per share data)




PRO FORMA RESULTS (UNAUDITED)
The unaudited pro forma financial information below for the three months ended June 30, 2002 and 2001 were prepared as if all acquisitions subsequent to June 30, 2001 had occurred on April 1, 2001:

                                       2002        2001
                                     -------     -------
      Revenue                        $49,740     $92,643
      Total costs and expenses       $45,676     $82,493
      Net income                     $ 1,770     $ 5,411
      Basic earnings per share       $  0.05     $  0.16
      Diluted earnings per share     $  0.05     $  0.15

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.


6.  COMMITMENTS & CONTINGENCIES

REGULATION

Substantially all aspects of the Company's marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (FTC). FTC regulations are primarily governed under
Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws, which are applicable to the Company. In addition, the direct marketing industry has set up guidelines for the truth and substantiation of direct marketing program claims and products through its self-regulation trade association, Electronic Retail Association (ERA), of which the Company is a member. The Company believes that all of its current direct marketing programs comply with applicable FTC standards and the ERA guidelines. Certain direct marketing products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission, although as of June 30, 2002, the Company has not been subject to regulation by these agencies.

LITIGATION

The Company is involved with pending litigation, which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not expect that the resolution of these matters will have a material adverse impact on the financial position, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS

Included in general and administrative expenses are management consulting and financial services fees paid to H.I.G. Capital, LLC, an affiliate of the Company's majority stockholder H.I.G. Direct Marketing Holdings. The Company incurred approximately $75 and $62 in management fees for the three months ended June 30, 2002 and 2001, respectively.

The Company leases an aircraft from a related entity whose principal stockholders are stockholders of the Company. The lease is approximately $30 per month, plus maintenance, insurance and other costs. The Company also leases an automobile, on a month-to-month basis, from this entity for approximately $2 per month.

                   Thane International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2002
                      (in thousands, except per share data)


The Company leases a residential property from two of its stockholders on a month-to-month basis for approximately $4 per month. The residence is used solely for the purpose of housing for Thane employees traveling to the Company's headquarters. Management believes these accommodations save the Company substantial lodging expenses.

The Company leases an office building under a capital lease from two of its stockholders. The lease had a related obligation of approximately $3,260, at inception, at an imputed interest rate of 9.25%, a term of 20 years and escalating payments over the life of the lease from approximately $22 to $47 per month. In August 2002, the stockholders sold the building to an unrelated third party and the lease terms have remained the same.

The Company has retained the services of the law firm Hall, Dickler, Kent, Goldstein and Wood, LLP. Ms. Linda Goldstein, who served as one of our directors from May 2002 to August 2002, is a partner of Hall, Dickler, Kent, Goldstein and Wood, LLP. During the three months ended June 30, 2002, the Company paid approximately $212 in legal fees in connection with this professional relationship.

8. SUBSEQUENT EVENT

The Company has entered into an agreement to purchase a retail and distribution company for stock and cash of approximately $33,000 contingent upon the Company raising additional debt and/or equity capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED HEREIN FOR THE FISCAL QUARTER ENDED JUNE 30, 2002 AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THOSE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND IN OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED MARCH 31, 2002, PARTICULARLY UNDER THE HEADING "RISK FACTORS."

GENERAL

We are a leading multi-channel direct marketer of branded, value added consumer products and services in the fitness, health and beauty, housewares and consumer electronic product categories. We currently distribute our products throughout the United States and, through our 186 international distributors and strategic partners, in over 80 countries around the world. Our international distribution infrastructure consists primarily of five complementary distribution channels including direct response TV, traditional mass market retailer, home shopping channels, telemarketing and the Internet. Our broad distribution capabilities enable us to tailor individual product distribution strategies to maximize customer awareness and brand recognition, thereby extending the product lifecycle and maximizing potential profitability. We believe we are the only direct marketer able to introduce a product in the U.S. and in over 80 countries around the world within a 60-day period allowing us to rapidly and effectively respond to customer demand for a product in a specific market niche.

We have historically been dependent upon a limited number of successful products to generate a significant portion of our total revenues. We seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential.

We generate revenues by selling our products (i) directly to consumers through our direct response TV programs and the Internet, and (ii) wholesale through international distributors and strategic partners, retailers, home shopping channels, catalogs, telemarketing and credit card inserts. We also generate revenues through our media purchasing, consumer clubs and product sourcing activities. We allocate all of our U.S. media costs to our direct marketing businesses and none to our wholesale business. Production costs are allocated solely to our direct marketing business even though the direct response TV programs are used to support our wholesale and international businesses. Typically, as a product nears the end of its lifecycle, we will gradually reduce the selling price of the product to further extend the lifecycle of the product.

Over the past several years, we have focused on developing our international and wholesale channels of distribution. International sales have grown from $1.3 million in fiscal 1998 to $91.4 million in fiscal 2002. Wholesale revenues have increased from $1.8 million in fiscal 1999 to $65.0 million in fiscal 2002. We expect that international and wholesale channels of distribution will continue to be a larger part of our revenues. We typically purchase merchandise from our overseas manufacturers, and sell products to our international distributors and strategic partners, in U.S. dollars. Accordingly, while we do not experience significant exposure to foreign currency risk, our trading partners do.

Now that we have developed our channels of distribution, we intend to leverage our multi-channel distribution infrastructure and marketing expertise to provide marketing services to third party inventors and product owners for a service fee. In connection with these arrangements, we expect to enter into marketing and service agreements pursuant to which we will create marketing messages, produce direct response TV programs, manage media purchases, and manage the outsourcing of order processing and fulfillment functions for fees based on the total revenues generated for a particular product as a result of our efforts. Although we will not recognize revenues on the sales of the products pursuant to these arrangements, we expect to recognize increased commission income. We expect to incur minimal inventory, media purchasing or warranty or product liability risk in connection with these arrangements. We anticipate that as we begin to enter into more of these marketing and management agreements, commission income will constitute a growing portion of our earnings.

Our revenues vary throughout the year, with third and fourth fiscal quarter revenues being historically the highest. This was not the case for the quarter ended June 30, 2001, however. Due to the direct response and wholesale success of a fitness product in the first and second quarters of fiscal 2002, revenues were higher in the first two quarters than the last two quarters and operating income was essentially the same in the first half and the last half of the year. We expect the typical seasonal trend to continue in fiscal 2003. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of our international and wholesale distribution channels and the potential growth of other distribution channels.

We acquired Krane Products, Inc. as of March 15, 2002 and Reliant Interactive Media Corp. as of May 22, 2002. Therefore, only 40 days of financial information for Reliant is included in our results of operations for the quarter ended June 30, 2002 and neither Krane nor Reliant is included in our results of operations for the quarter ended June 30, 2001. For historical pro forma results of operations, please refer to the unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth income statement data for the periods indicated as a percentage of revenue.


                                                             FOR THE QUARTER ENDED
                                                                   JUNE 30,
                                                             -------------------
                                                              2001         2002
                                                             ------       ------
      Total revenues                                         100.0%      100.0%
      Cost of sales, including selling expenses               82.2%       73.7%
      Gross profit                                            17.8%       26.3%
      Operating expenses
             General and administrative                        7.0%       15.1%
             Depreciation                                      0.1%        0.3%
      Income from operations                                  10.7%       10.9%
      Other expenses
             Interest, minority interest and other             1.1%        2.8%
      Income before income taxes                               9.6%        8.1%
      Provision for income taxes                               3.6%        3.1%
      Net income                                               6.0%        5.0%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

TOTAL REVENUES decreased $28.0 million, or 38.5%, to $44.7 million for the quarter ended June 30, 2002 from $72.7 million for the quarter ended June 30, 2001. The decrease in total revenues is primarily attributable to direct to consumer sales decreasing $14.3 million, or 40.6% from $35.2 million for the quarter ended June 30, 2001 to $20.9 million for the quarter ended June 30, 2002. Wholesale sales decreased $18.5 million, or 75.5%, from $24.5 million for the quarter ended June 30, 2001 to $6.0 million for the quarter ended June 30, 2002. These decreases were partially offset by international sales increasing $4.8 million, or 36.9%, from $13.0 million for the quarter ended June 30, 2001 to $17.8 million for the quarter ended June 30, 2002.

Direct to consumer sales consist of products and services sold through direct response TV programs, telemarketing and the Internet to U.S. consumers. Wholesale sales consist of products and services sold to U.S. based businesses such as television shopping channels, retailers, catalogers and other direct marketing companies. International sales consist of products sold outside the U.S. both to consumers and international distributors and strategic partners.

In the first quarter of fiscal 2002 direct to consumer and wholesale revenues were comprised predominately of a single fitness product and the first quarter of fiscal 2003 did not have such a successful product. The increase in international sales was attributable to increased sales of fitness and health and beauty products to a larger number of international distributors and strategic partners. Within the direct to consumer and wholesale businesses we have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We continue to seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential.

COST OF SALES consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales decreased $26.8 million, or 44.9%, to $33.0 million for the first quarter of fiscal 2003 from $59.8 million for the first quarter of fiscal 2002. As a percentage of total revenues, cost of sales decreased from 82.2% for the quarter ended June 30, 2001 to 73.7% for the quarter ended June 30, 2002. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The decrease in cost of sales as a percentage of total revenues for June 2002 as compared to June 2001 is primarily due to higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to June 30, 2001.

GROSS PROFIT decreased $1.1 million, or 8.9%, to $11.8 million for the three months ended June 30, 2002 from $12.9 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, gross profit increased 48.1% from 17.8% for fiscal 2001 to 26.3% for fiscal 2002. The increase in gross profit as a percentage of total revenues is the result of higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES increased $1.7 million, or 33.6%, to $6.8 million for the first quarter of fiscal 2003 from $5.1 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 15.1% for fiscal 2002 from 7.0% for fiscal 2001. The general and administrative expense increase was the result of Thane's acquisition of Krane, a telemarketing company acquired in March 2002. Although this telemarketing business produces higher gross profit as a percentage of total revenue its general and administrative costs are higher as well. All other general and administrative costs remained relatively constant from quarter to quarter. Thane expects general and administrative expense dollars to remain relatively constant for the balance of the year.

DEPRECIATION EXPENSE increased $114,000 due primarily to Thane entering into a capital lease of its corporate headquarters in September 2001.

INCOME FROM OPERATIONS decreased $2.9 million, or 37.8%, to $4.9 million for the first quarter of fiscal 2003 from $7.8 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, income from operations increased from 10.7% for the first quarter of fiscal 2002 to 10.9% for the first quarter of fiscal 2003. The slight increase in income from operations as a percentage of total revenues is attributable to the increased gross margin percentage offset by the increased general and administrative expense percentage discussed above. Income from operations related to direct to consumer sales was $1.4 million in the first quarter of 2003 compared to $1.2 million in the comparable quarter of 2001. Income from operations related to wholesale and international sales in the first quarter of 2003 was $0.6 million and $2.9 million, respectively, as compared to $4.1 million and $2.5 million, respectively, in the comparable quarter of 2001.

OTHER EXPENSES consist of net interest expense and minority interest. Net interest expense increased approximately $475,000, primarily as the result of higher debt levels due to the Krane acquisition and higher interest rates due to the refinancing of Thane debt in March 2002. Minority interest decreased slightly due to profit decreases from Thane's non-wholly owned subsidiaries.

INCOME BEFORE INCOME TAXES decreased $3.4 million, or 48.4%, to $3.6 million for the quarter ended June 30, 2002 from $7.0 million for the quarter ended June 30, 2001. The total revenue decrease discussed above was the primary reason for the decrease. After applying the effective tax rate of 37.8% and 38.0%, for the first quarters in fiscal 2003 and fiscal 2002, respectively, net income for the respective periods was $2.3 million and $4.4 million, a $2.1 million, or 48.2% decrease.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, cash and cash equivalents were $6.5 million compared to $13.6 million at March 31, 2002 and $9.6 million at June 30, 2001. Total assets were $107.9 million at June 30, 2002 compared to $93.8 million at March 31, 2002 and $69.5 million at June 30, 2001. Comparing June 2002 to June 2001, the total asset increase of $38.4 million was primarily due to an increase in goodwill related to acquisitions made subsequent to June 30, 2001.

For the fiscal quarter ended June 30, 2002, the net cash used in operating activities was $4.8 million compared to net cash provided by operating activities of $3.9 million for the fiscal quarter ended June 30, 2001. Net cash used in investing and financing activities was $2.2 million in the fiscal quarter ended June 30, 2002 as compared to net cash provided by investing and financing activities of $1.7 million in the fiscal quarter ended June 30, 2001. The operating activity decreases were primarily due to decreases in receivables and accounts payable and accrued expenses at June 30, 2002 as compared to June 30, 2001 and the net cash used in investing and financing activities was primarily due to the reductions in debt and the acquisition of Reliant Interactive Media Corp.

In March 2002, we entered into a loan and security agreement with Congress Financial Corporation that provides us with a $20.0 million senior secured revolving credit facility and an aggregate of $14.0 million in long-term loans. These facilities were used to refinance our prior credit facilities, repurchase outstanding warrants to purchase shares of our common stock, to pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. As of June 30, 2002, no borrowings were outstanding under the revolving credit facility and $13.7 million was outstanding under the term loans.

Krane is a party to a credit agreement with LaSalle Bank National Association. The credit agreement provides Krane with a term loan and a revolving credit facility, each of which are collateralized by cash, receivables, and all products and proceeds of Krane. As of June 30, 2002, Krane had $6.9 million outstanding on the term loan and $1.5 million outstanding under the revolving loan. The facilities mature in February 2003. Krane also maintains a $2.0 million unsecured subordinated term loan with Prairie Capital Mezzanine Fund, L.P., which matures in June 2003.

Both credit facilities require maintenance of certain financial ratios and contain other restrictive covenants. As of June 30, 2002, we were in compliance with these covenants.

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

CRITICAL ACCOUNTING POLICIES


REVENUE RECOGNITION


Revenue is recorded at the time of product shipment. We also earn commission income from media brokers and income from third parties for consulting services rendered. The commission income earned from media brokers is netted against advertising expense included in cost of sales. We also earn revenue on membership referral fees from a joint venture with a third party. All shipping and handling costs are recorded within cost of sales.


Generally, it is our policy to refund unconditionally the total price of merchandise, less shipping and handling, for merchandise returned within 30 days. We provide an allowance, based on experience, for returned merchandise. Revenues are shown net of returns, discounts and sales incentives.


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


In June 2001, the FASB issued FAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. FAS 143 will be effective for financial statements beginning after January 21, 2003, with earlier application encouraged. We are currently evaluating the impact on our consolidated financial statements of adopting this statement.


In October 2001, the FASB issued FAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of the long-lived assets and for the disposition of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 as of April 1, 2002 and it has not had an effect on the Company's financial position, results of operations or cash flows as of June 30, 2002.

Goodwill represents the excess of the purchase price of each of our acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 and in accordance with FAS 142 and during fiscal 2002, and the quarter ended June 30, 2002, no goodwill has been amortized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with borrowings under our senior secured credit facility with Congress Financial Corporation (Congress) and under Krane's senior secured credit facility and revolving loan with LaSalle Bank National Association, we will experience market risk with respect to changes in the general level of interest rates and its effect upon our interest expense. Borrowings under these facilities bear interest at variable rates based on the Prime Rate. Because such rates vary from period to period, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

Our variable rate debt with Congress currently consists of a term loan borrowing of $13.7 million. To date, we have not utilized our revolving credit facility with Congress. Krane's variable rate debt currently consists of a term loan borrowing and revolving loan borrowings of $6.9 million and $1.5 million, respectively. Krane's unsecured debt of $2.0 million with Praine Capital Mezzanine Fund, L.P. bears interest at a fixed rate of 15%.

FOREIGN EXCHANGE RISK

Purchases, as well as sales of products through our international distribution channels are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

We have entered into a definitive agreement to acquire a privately held leading supplier of branded consumer products, sold primarily under licensing agreements with major consumer products companies in the hardware, automobile aftermarket, pet and electronics product categories. This acquisition is contingent upon, among other things, our raising the necessary debt and or equity capital to fund the cash portion of the purchase price of approximately $30 million, including a working capital investment.

In May and June of this year, we met with our investment bankers to discuss an underwritten public offering of our common stock. Our investment bankers advised us that we could potentially obtain more favorable pricing for the public offering if we implemented our move to the NASDAQ National Market in conjunction with the underwritten public offering. Over the course of June and July we have been preparing for the public offering, but we have recently concluded that present market conditions are no longer favorable for an underwritten public offering of common stock. As such, we are currently evaluating the listing of our common stock on a national market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 99.1 - Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           THANE INTERNATIONAL, INC.
                           (Registrant)

August 14, 2002            By: /s/ William F. Hay
------------------         ---------------------------------------------------
Date                       William F. Hay, Chairman of the Board, Chief
                           Executive Officer and Director
                           (Principal Executive Officer)


August 14, 2002            By: /s/ Kevin J. McKeon
------------------         ---------------------------------------------------
Date                       Kevin J. McKeon, Chief Financial Officer
                          (Principal Financial Officer)


August 14, 2002            By: /s/ Joshua A. Chandler
------------------         ---------------------------------------------------
Date                       Joshua A. Chandler, Chief Accounting Officer
                           (Principal Accounting Officer)