Form 10-Q
period 2002-09-30
THANE INTERNATIONAL INC
filed 2002-11-13
CIK 1027882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Commission file number: 000-49826

THANE INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2000275
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

78-140 CALLE TAMPICO
LA QUINTA, CALIFORNIA	92253
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant’s telephone number, including area code:
(760) 777-0217

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

The number of shares outstanding of the registrant’s $.001 par value common stock as of
November 13, 2002 was 35,462,781.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thane International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	March 31,
	2002	2002

ASSETS

Current assets:

Cash and cash equivalents	$2,718	$13,568

Accounts receivable, net of allowance of $4,987 and $6,342 on September 30, 2002 and March 31, 2002, respectively	15,184	19,706

Inventories, net of reserves of $3,787 and $4,134 on September 30, 2002 and March 31, 2002, respectively	13,753	13,458

Prepaid advertising	970	991

Prepaid royalties	1,177	—

Prepaid expenses and other	1,882	1,755

Due from affiliate	—	3,156

Deferred income taxes	6,643	6,579

Income taxes receivable	2,335	515

Other current assets	3,105	621

Total current assets	47,767	60,349

Property and equipment:

Building	3,260	3,260

Furniture, fixtures and equipment	2,761	2,247

Less accumulated depreciation	(1,163)	(821)

	4,858	4,686

Noncurrent assets:

Production costs, net of accumulated amortization of $390 and $52 on September 30, 2002 and March 31, 2002, respectively	1,438	471

Goodwill	44,041	24,415

Financing costs, net	1,070	1,402

Deferred income taxes	496	496

Other noncurrent assets	1,260	2,024

Total noncurrent assets	48,305	28,808

Total assets	$100,930	$93,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,699	$8,819

Allowance for product refunds and returns	1,483	3,523

Accrued expenses	5,944	14,755

Line of credit	1,872	1,522

Current portion of long-term debt	10,756	9,040

Current portion of capital lease obligation	20	—

Deferred Consideration	925	2,230

Total current liabilities	24,699	39,889

Long-term debt, less current portion	11,167	14,107

Capital lease obligations	3,277	3,238

Minority interest	579	562

Commitments and contingencies

Stockholders’ equity:

Class A common stock, par value $.001:
Authorized shares – 200,000,000
Issued and outstanding shares – 35,462,781 and 31,791,406 on September 30, 2002 and March 31, 2002, respectively	35	32

Warrants	5,130	5,130

Note receivable — stockholders	(2,554)	—

Paid-in capital	47,953	22,114

Retained earnings	10,644	8,771

Total stockholders’ equity	61,208	36,047

Total liabilities and stockholders’ equity	$100,930	$93,843

SEE ACCOMPANYING NOTES.

Thane International, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:

Net product sales	$32,609	$51,257	$74,072	$121,217

Other	3,136	5,817	6,414	8,578

Total revenues	35,745	57,074	80,486	129,795

Costs and expenses:

Costs of sales, including selling expenses	27,389	45,088	60,360	104,889

General and administrative expenses	7,731	4,738	14,482	9,793

Depreciation	184	232	342	276

Total costs and expenses	35,304	50,058	75,184	114,958

Income from operations	441	7,016	5,302	14,837

Interest expense, net	1,048	446	2,173	1,096

Minority interest and other	(45)	130	65	273

Income (loss) before income taxes (benefit)	(562)	6,440	3,064	13,468

Provision for income taxes (benefit)	(179)	2,450	1,191	5,121

Net income (loss)	$(383)	$3,990	$1,873	$8,347

Weighted average shares – basic	35,450,697	32,577,088	34,403,162	32,577,088

Basic earnings (loss) per share	$(0.01)	$0.12	$0.05	$0.26

Weighted average shares – diluted	35,450,697	32,577,088	36,377,417	32,577,088

Diluted earnings (loss) per share	$(0.01)	$0.12	$0.05	$0.26

SEE ACCOMPANYING NOTES.

Thane International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	September 30,	September 30,
	2002	2001

OPERATING ACTIVITIES

Net income	$1,873	$8,347

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	342	142

Amortization of production costs	338	177

Amortization of financing costs	279	116

Amortization of discount on debt	332	—

Provision for doubtful accounts	(857)	494

Provision for inventory reserves	(347)	(195)

Minority interest	65	371

Changes in operating assets and liabilities:

Accounts receivable	6,216	2,964

Inventories	943	3,558

Prepaid advertising	21	2,263

Prepaid royalties	(977)	—

Prepaid expenses and other	211	2,520

Production costs	(450)	(542)

Due from affiliate	3,156	—

Other assets	(626)	(117)

Accounts payable	(5,499)	(10,992)

Allowance for product refunds and returns	(2,260)	3,799

Accrued expenses	(9,469)	6,009

Income taxes receivable/payable	(1,250)	(6,381)

Net cash (used in) provided by operating activities	(7,959)	12,533

INVESTING ACTIVITIES

Purchases of furniture, fixtures and equipment	(203)	(394)

Acquisition of company, net of cash acquired	1,278	(1,000)

Notes issued to stockholders	(2,500)	—

Interest on stockholder notes receivable	(54)	—

Net cash used in investing activities	(1,479)	(1,394)

FINANCING ACTIVITIES

Payments on long-term debt	(1,503)	(2,350)

Proceeds from line of credit	350	5,000

Payments on line of credit	—	(8,333)

Payments of deferred consideration	(190)	—

Payments on capital lease obligations	(21)	(22)

Net payments to minority owner	(48)	—

Net cash used in financing activities	(1,412)	(5,705)

Net (decrease) increase in cash and cash equivalents	(10,850)	5,434

Cash and cash equivalents at beginning of period	13,568	4,060

Cash and cash equivalents at end of period	2,718	9,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$1,461	$938

Income taxes	$3,484	$13,007

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Asset acquired under capital lease	$80	$—

Payment of deferred compensation with stock	$1,115	$—

SEE ACCOMPANYING NOTES.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(in thousands, except share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thane International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report for the fiscal year ended March 31, 2002.

The financial information included herein reflects all adjustments consisting of normal recurring (adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

PREPAID ROYALTIES
Prepaid royalties include royalty advances paid in conjunction with acquiring the marketing and/or distribution rights to certain products. These amounts will be expensed as earned, based on future sales in accordance with the provisions of each agreement.

ALLOWANCE FOR PRODUCT REFUNDS AND RETURNS
The allowance for product refunds and returns is based on past historical experience of product returns during the period in which a customer can return a product.

EARNINGS PER SHARE
The computation of basic and diluted income per share of common stock based on the weighted average number of shares outstanding during the period of the financial statements as follows:

	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Basic Income Per Share

Income available to common stockholders	$1,873	$34,403,162	$0.05

Effect of Dilutive Securities

Common stock options	—	1,181,379

Common stock warrants	—	792,876

Diluted Income Per Share

Income available to common stockholders plus assumed conversion	1,873	36,377,417	$0.05

At September 30, 2001, there were no dilutive instruments outstanding. Accordingly, the basic and diluted earnings per share were $0.26 with weighted average shares outstanding of 32,577,088.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Basic Income (Loss) Per Share

Income available to common stockholders	$(383)	$35,450,697	$(0.01)

Effect of Dilutive Securities

Common stock options	—	—

Common stock warrants	—	—

Diluted Income (Loss) Per Share

Income available to common stockholders plus assumed conversion	$(383)	35,450,697	$(0.01)

For the three months ended September 30, 2002, the effect of dilutive securities would be anti-dilutive due to the loss during the quarter.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(in thousands, except share data)

At September 30, 2001, there were no dilutive instruments outstanding. Accordingly, the basic and diluted earnings per share were $0.12 with weighted average shares outstanding of 32,577,088.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3. CHANGE IN ACCOUNTING POLICY

Effective April 1, 2002, the Company changed its method of accounting for media commissions from recognizing gross media revenues and expenses to recognizing the net commission as a component of other revenues. The adoption of this policy has no effect on the Company’s income from operations and amounts in all periods presented have been reclassified to reflect this change.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (“FAS”) No. 141, BUSINESS COMBINATIONS, and effective April 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of FAS No. 142 on April 1, 2002, the Company evaluated its goodwill and determined there to be no effect on the Company’s financial position, results of operation or cash flows as of September 30, 2002.

FAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase screens for impairment. If impairment exists, the second phase measures the impairment. The Company has evaluated its goodwill and determined that there was no impairment as of September 30, 2002. Accordingly, no impairment charge will be recorded as a result of adopting FAS No. 142.

FAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. FAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by FAS No. 121 with respect to cash flow estimations. FAS No. 144 was effective for the Company’s fiscal year beginning April 1, 2002. The adoption of FAS No. 144 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the Financial Accounting Standards Board issued FAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of adopting the provisions of this statement and does not believe it will have a material effect on the Company’s financial position, results of operations, or cash flows.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(in thousands, except share data)

5. ACQUISITION

In May 2002, the Company acquired 100% of Reliant Interactive Media Corp. (“Reliant”) in exchange for 3,532,414 shares of the Company’s common stock, of which 2,214,273 were issued to Reliant’s principal shareholders. Each share of Reliant stock was exchanged for approximately 0.3049459 shares of the Company’s stock in a transaction valued at approximately $24,727. The components of the purchase price and goodwill are as follows:

Allocation of purchase price:

Cash	$1,696

Accounts receivable, net	837

Other Receivables	3,054

Inventory	891

Income taxes receivable	570

Prepaid expenses and other assets	924

Production Costs	855

Excess of cost over net liabilities acquired	17,806

Accounts payable	(1,028)

Accrued expenses and other liabilities	(878)

Total purchase price	$24,727

Components of Goodwill:

Excess of cost over net liabilities acquired	$17,806

Acquisition costs	1,820

Total Goodwill	$19,626

In accordance with the employment agreements entered into between the Company and Reliant’s principal shareholders, the Company loaned $2,500 to Reliant’s principal shareholders, with the underlying notes accruing interest at 6%. In the event that certain thresholds are met in future years, the loans will be forgiven and recognized as compensation expense. The notes and accrued interest are reflected as a reduction of equity.

Additionally, of the 2,214,273 shares of the Company’s stock issued to Reliant’s principal shareholders, 442,854 shares have been placed in escrow as collateral for these loans. The remaining 1,771,419 shares have been placed in escrow and may be earned in the event that certain future quarterly and cumulative earnings thresholds are met. As of September 30, 2002, none of these thresholds had been met and all shares remain in escrow.

PRO FORMA RESULTS (UNAUDITED)

The unaudited pro forma financial information below for the six months ended September 30, 2002 and 2001 were prepared as if all acquisitions subsequent to September 30, 2001 had occurred on April 1, 2001:

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001

Revenue	$35,745	$75,431	$85,485	$168,074

Total costs and expenses	$35,304	$66,590	$80,980	$149,083

Net income	$(383)	$5,193	$1,387	$10,604

Basic earnings per share	$(0.01)	$0.15	$0.04	$0.31

Diluted earnings per share	$(0.01)	$0.14	$0.04	$0.29

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

6. COMMITMENTS & CONTINGENCIES REGULATION

Substantially all aspects of the Company’s marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (“FTC”). FTC regulations are primarily governed under Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws which are applicable to the Company. In addition, the direct marketing industry has set up guidelines for the truth and substantiation of direct marketing program claims and products through its self-regulation trade association, Electronic Retail Association (“ERA”), of which the Company is a member. The Company believes that all of its current direct marketing programs comply with applicable FTC standards and the ERA guidelines. Certain direct marketing products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission, although as of September 30, 2002, the Company has not been subject to regulation by these agencies.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(in thousands, except share data)

LITIGATION

The Company is involved in a class-action lawsuit brought by certain former shareholders of Reliant related to certain non-financial disclosures made in the Company’s registration statement on Form S-4 in conjunction with the Company’s acquisition of Reliant. The Company believes that it has meritorious defenses with regard to this litigation and will aggressively defend its position. Management therefore does not expect that the resolution of this matter will have a material adverse impact on its financial position, results of operations, or cash flows.

The Company is also involved with other pending litigation which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not expect that the resolution of these matters will have a material adverse impact on its financial position, results of operations, or cash flows.

7. RELATED PARTY TRANSACTIONS

Included in general and administrative expenses are management consulting and financial services fees paid to H.I.G. Capital, LLC, an affiliate of the Company’s majority stockholder H.I.G. Direct Marketing Holdings. The Company incurred approximately $150 and $124 in management fees for the six months ended September 30, 2002 and 2001, respectively.

The Company leases an aircraft from a related entity whose principal stockholders are stockholders and officers of the Company. The lease is approximately $30 per month, plus maintenance, insurance and other costs. The Company also leases an automobile, on a month-to-month basis, from this entity for approximately $2 per month.

The Company leases a residential property from two of its stockholders and officers on a month-to-month basis for approximately $4 per month. The residence is used solely for the purpose of housing for Thane employees traveling to the Company’s headquarters. Management believes these accommodations save the Company substantial lodging expenses.

The Company leased an office building under a capital lease from two of its stockholders and officers. The lease had a related obligation of approximately $3,260, at inception, at an imputed interest rate of 9.25%, a term of 20 years and escalating payments over the life of the lease from approximately $22 to $47 per month. In August 2002, the stockholders sold the building to an unrelated third party and the lease terms have remained the same.

The Company has retained the services of the law firm Hall, Dickler, Kent, Goldstein and Wood, LLP. Ms. Linda Goldstein, who served as one of our directors from May 2002 to August 2002, is a partner of Hall, Dickler, Kent, Goldstein and Wood, LLP. During the six months ended September 30, 2002, the Company paid approximately $227 in legal fees in connection with this professional relationship.

8. SUBSEQUENT EVENT

In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000 subordinated term loan due September 2003. Up to $2,000 of the term loan was guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company’s majority stockholder.

In November 2002, the Compensation Committee of the Board of Directors awarded 602,000 incentive stock options to certain employees and non-employee directors of the Company. These shares will be issued from recently cancelled shares under the 1999 Plan and new shares from the 2002 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED HEREIN FOR THE FISCAL QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002, PARTICULARLY UNDER THE HEADING “RISK FACTORS.”

GENERAL
We are a leading multi-channel direct marketer of branded, value added consumer products and services in the fitness, health and beauty, housewares and consumer electronic product categories. We currently distribute our products throughout the U.S. and, through our 186 international distributors and strategic partners, in over 80 countries around the world. Our international distribution infrastructure consists primarily of five complementary distribution channels including direct response TV, traditional mass-market retailer, home shopping channels, telemarketing and the Internet. Our broad distribution capabilities enable us to tailor individual product distribution strategies to maximize customer awareness and brand recognition, thereby extending the product lifecycle and maximizing potential profitability. We believe we are the only direct marketer able to introduce a product in the U.S. and in over 80 countries around the world within a 60-day period allowing us to rapidly and effectively respond to customer demand for a product in a specific market niche.

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

We generate revenues by selling our products (i) directly to consumers through our direct response TV programs and the Internet, and (ii) wholesale through international distributors and strategic partners, retailers, home shopping channels, catalogs, telemarketing and credit card inserts. We also generate revenues through our media purchasing, consumer clubs and product sourcing activities. We allocate all of our U.S. media costs to our direct marketing businesses and none to our wholesale business. Production costs are allocated solely to our direct marketing business even though the direct response TV programs are used to support our wholesale and international businesses. Typically, as a product nears the end of its lifecycle, we will gradually reduce the selling price of the product to further extend the lifecycle of the product until such life cycle ends.

Over the past several years, we have focused on developing our international and wholesale channels of distribution. International sales have grown from $1.3 million in fiscal 1998 to $91.4 million in fiscal 2002. Wholesale revenues have increased from $1.8 million in fiscal 1999 to $65.0 million in fiscal 2002. Although we do not expect that the international and wholesale channels of distribution will continue to grow at this rate, we expect these channels of distribution to become a larger part of our revenues in the future. We typically purchase merchandise from our overseas manufacturers, and sell products to our international distributors and strategic partners, in U.S. dollars. Accordingly, while we do not experience significant exposure to foreign currency risk, our trading partners do.

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

We acquired Krane Products, Inc. as of March 15, 2002 and Reliant Interactive Media Corp. as of May 22, 2002. Therefore, Reliant is included in our results of operations for the entire quarter ended September 30, 2002 and only 40 days of financial information for Reliant is included in our results of operations for the quarter ended June 30, 2002. Neither Krane nor Reliant is included in our results of operations for the quarter and six months ended September 30, 2001. For historical pro forma results of operations, please refer to the unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

SEASONALITY
Our revenues vary throughout the year, with third and fourth fiscal quarter revenues being historically the highest. This was not the case for the quarter and six months ended September 30, 2001, however. Due to the direct response and wholesale success of a fitness product and the international success of a health and beauty product in the first and second quarters of fiscal 2002, revenues were higher in the first two quarters than the last two quarters and operating income was essentially the same in the first half and the last half of the year. We expect the typical seasonal trend to continue in fiscal 2003. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of our international and wholesale distribution channels and the potential growth of other distribution channels.

RESULTS OF OPERATIONS
The following table sets forth income statement data for the periods indicated as a percentage of revenue.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales, including selling expenses	76.6%	79.0%	75.0%	80.8%

Gross profit	23.4%	21.0%	25.0%	19.2%

Operating expenses

General and administrative	21.7%	8.3%	18.0%	7.6%

Depreciation	0.5%	0.4%	0.4%	0.2%

Income from operations	1.2%	12.3%	6.6%	11.4%

Other expenses

Interest,minority interest and other	2.8%	1.0%	2.8%	1.0%

Income (loss) before income taxes (benefit)	(1.6)%	11.3%	3.8%	10.4%

Provision for income taxes (benefit)	(0.5)%	4.3%	1.5%	4.0%

Net income (loss)	(1.1)%	7.0%	2.3%	6.4%

COMPARISON OF THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

TOTAL REVENUES decreased $21.3 million, or 37.4%, to $35.7 million for the quarter ended September 30, 2002 from $57.1 million for the quarter ended September 30, 2001. The decrease in total revenues is primarily attributable to wholesale sales decreasing $11.9 million, or 73.7% from $16.1 million for the quarter ended September 30, 2001 to $4.2 million for the quarter ended September 30, 2002. International sales decreased $13.9 million, or 54.4%, from $25.6 million for the quarter ended September 30, 2001 to $11.7 million for the quarter ended September 30, 2002. These decreases were partially offset by direct to consumer sales increasing $4.5 million, or 29.1%, from $15.4 million for the quarter ended September 30, 2001 to $19.8 million for the quarter ended September 30, 2002. For the six months ended September 30, 2002 total revenues decreased $49.3 million, or 38.0%, to $80.5 million from $129.8 million for the six months ended September 30, 2001. The decrease in total revenues is primarily attributable to wholesale sales decreasing $30.3 million, or 74.8% from $40.6 million for the six months ended September 30, 2001 to $10.2 million for the six months ended September 30, 2002. In addition, direct to consumer sales decreased $9.8 million, or 19.4%, from $50.6 million for the six months ended September 30, 2001 to $40.8 million for the six months ended September 30, 2002 and international sales decreased $9.2 million, or 23.8%, from $38.7 million for the six months ended September 30, 2001 to $29.5 million for the six months ended September 30, 2002.

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

In the second quarter and first six months of fiscal 2002, wholesale revenues were comprised predominately of a single fitness product and the second quarter and first six months of fiscal 2003 did not have such a successful product. The decrease in international sales for the second quarter and first six months of fiscal 2003 was directly attributable to decreased sales of a single health and beauty product which comprised a majority of the international sales in the second quarter and first six months of fiscal 2002. Direct to consumer sales in the second quarter of fiscal 2003 increased $4.5 million, or 29.1% primarily due to sales from Krane Products, which was acquired in March 2002, and increased Internet sales, which were offset by decreased sales of products sold through direct response TV programs. For the first six months of fiscal 2003, the decrease in direct to consumer sales was directly attributable to decreased sales of products sold through direct response TV programs, due to the success of a single fitness product in fiscal 2002, partially offset by sales from Krane Products and increased Internet sales.

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

COST OF SALES consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales decreased $17.7 million, or 39.3%, to $27.4 million for the second quarter of fiscal 2003 from $45.1 million for the second quarter of fiscal 2002. As a percentage of total revenues, cost of sales decreased from 79.0% for the quarter ended September 30, 2001 to 76.6% for the quarter ended September 30, 2002. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The decrease in cost of sales as a percentage of total revenues for September 2002 as compared to September 2001 is primarily due to higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to and during the quarter ended September 30, 2001. Cost of sales decreased $44.5 million, or 42.4%, to $60.4 million for the first six months of fiscal 2003 from $104.9 million for the first six months of fiscal 2002. As a percentage of total revenues, cost of sales decreased from 80.8% for the six months ended September 30, 2001 to 75.0% for the six months ended September 30, 2002. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The decrease in cost of sales as a percentage of total revenues for the six months ended September 2002 as compared to the six months ended September 2001 is primarily due to higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to and during the quarter ended September 30, 2001.

GROSS PROFIT decreased $3.6 million, or 30.3%, to $8.4 million for the three months ended September 30, 2002 from $12.0 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, gross profit increased 2.4%, from 21.0% for the quarter ended September 30, 2001 to 23.4% for the quarter ended September 30, 2002. The increase in gross profit as a percentage of total revenues is the result of higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to and during the quarter ended September 30, 2001. Gross profit decreased $4.8 million, or 19.2%, to $20.1 million for the six months ended September 30, 2002 from $24.9 million for the comparable period in fiscal 2002. As a percentage of total revenues, gross profit increased 5.8%, from 19.2% for the six months ended September 30, 2001 to 25.0% for the six months ended September 30, 2002. The increase in gross profit as a percentage of total revenues is the result of higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to and during the quarter ended September 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES increased $3.0 million, or 63.1%, to $7.7 million for the second quarter of fiscal 2003 from $4.7 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 21.7% for the second quarter ended September 30, 2002 from 8.3% for the comparable period in fiscal 2001. General and administrative expenses increased $4.7 million, or 47.9%, to $14.5 million for the first six months of fiscal 2003 from $9.8 million for the comparable period in fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 18.0% for the six months ended September 30, 2002 from 7.6% for the comparable period in fiscal 2001. The general and administrative expense increase for the quarter and six month periods was primarily the result of our acquisition of Krane Products, a telemarketing company acquired in March 2002. Although this telemarketing business produces higher gross profit as a percentage of total revenue, its general and administrative costs are higher as well. All other general and administrative costs remained relatively constant from quarter to quarter. We expect general and administrative expense dollars to remain relatively constant for the remainder of fiscal 2003.

DEPRECIATION EXPENSE for the six months ended September 30, 2002 increased $66,000 due primarily to Thane entering into a capital lease of its corporate headquarters in June 2001.

INCOME FROM OPERATIONS decreased $6.6 million, or 93.7%, to $0.4 million for the second quarter of fiscal 2003 from $7.0 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, income from operations decreased from 12.3% for the second quarter of fiscal 2002 to 1.2% for the second quarter of fiscal 2003. For the first six months of fiscal 2003, income from operations decreased $9.5 million, or 64.3%, compared to $14.8 million for the first six months of fiscal 2002. As a percentage of total revenues, income from operations decreased from 11.4% for the first six months of fiscal 2002 to 6.6% for the first six months of fiscal 2003. Although we experienced increased gross margin percentages in both periods, lower sales and increased general and administrative expenses discussed above resulted in lower income from operations. Loss from operations related to direct to consumer sales was $(1.2) million in the second quarter of 2003 compared to $(5.3) million in the comparable quarter of 2002. Income from operations related to wholesale and international sales in the second quarter of 2003 was $0.1 million and $1.5 million, respectively, as compared to $5.1 million and $7.2 million, respectively, in the comparable quarter of fiscal 2002. Income from operations related to direct to consumer sales was $0.2 million in the first six months of fiscal 2003 compared to a loss from operations of $(4.1) million in the first six months of fiscal 2002. Income from operations related to wholesale and international sales in the first six months of 2003 was $0.6 million and $4.5 million, respectively, as compared to $9.2 million and $9.7 million, respectively, in the first six months of fiscal 2002.

OTHER EXPENSES consist of net interest expense and minority interest. Net interest expense, for the quarter and six months ended September 30, 2002, increased approximately $0.6 million and $1.1 million, respectively, primarily as the result of higher debt levels due to the Krane acquisition and higher interest rates due to the refinancing of Thane debt in March 2002. Minority interest decreased slightly in both periods due to profit decreases from Thane’s non-wholly owned subsidiaries.

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT) decreased $7.0 million, or 108.7%, to a loss of $(0.6) million for the quarter ended September 30, 2002 from income of $6.4 million for the quarter ended September 30, 2001. For the six months ended September 30, 2002, income before income taxes decreased $10.4 million, or 77.3%, to $3.1 million from $13.5 million for the six months ended September 30, 2001. The total revenue decrease discussed above was the primary reason for the decreases in both periods. After applying the effective tax rate (benefit) of (31.8)% and 38.0%, for the second quarters in fiscal 2003 and fiscal 2002, respectively, net income (loss) for the respective periods was $(0.4) million and $4.0 million, a $4.4 million, or 109.6% decrease. For the six months ended September 30, 2002 and September 30, 2001, after applying the effective tax rate of 38.9% and 38.0%, respectively, net income for the respective periods was $1.9 million and $8.4 million, a $6.5 million, or 77.6% decrease.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2002, cash and cash equivalents were $2.7 million compared to $13.6 million at March 31, 2002 and $9.5 million at September 30, 2001. Total assets were $100.9 million at September 30, 2002 compared to $93.8 million at March 31, 2002 and $61.9 million at September 30, 2001. Comparing September 2002 to September 2001, the total asset increase of $39.1 million was primarily due to an increase in goodwill related to acquisitions made subsequent to September 30, 2001. For the six months ended September 30, 2002, the net cash used in operating activities was $8.0 million compared to net cash provided by operating activities of $12.5 million for the six months ended September 30, 2001. Net cash used in investing and financing activities was $2.9 million in the six months ended September 30, 2002 as compared to net cash used in investing and financing activities of $7.1 million in the six months ended September 30, 2001. The operating activity decreases were primarily due to decreases in net income, accounts payable and accrued expenses offset by a decrease in accounts receivable at September 30, 2002 as compared to September 30, 2001 and the net cash used in investing and financing activities was primarily due to the reductions in debt in both periods and the acquisition of Reliant Interactive Media Corp. in the first quarter of fiscal 2003.

In March 2002, we entered into a loan and security agreement with Congress Financial Corporation that provides us with a $20.0 million senior secured revolving credit facility and an aggregate of $14.0 million in long-term loans. These facilities were used to refinance our prior credit facilities, repurchase outstanding warrants to purchase shares of our common stock, to pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. As of September 30, 2002, no borrowings were outstanding under the revolving credit facility and $13.2 million was outstanding under the term loans.

In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000 subordinated term loan due September 2003. Up to $2,000 of the term loan was guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company’s majority stockholder.

Krane is a party to a credit agreement with LaSalle Bank National Association. The credit agreement provides Krane with a term loan and a revolving credit facility, each of which are collateralized by cash, receivables, and all products and proceeds of Krane. As of September 30, 2002, Krane had $8.8 million outstanding on term loans and $1.9 million outstanding under a revolving loan. One term loan and the revolving loan mature in February 2003 and Krane also maintains a $2.0 million unsecured subordinated term loan with Prairie Capital Mezzanine Fund, L.P., which matures in June 2003. The Company is currently in the process of refinancing these facilities.

Both credit facilities require maintenance of certain financial ratios and contain other restrictive covenants. As of September 30, 2002, we were in compliance with these covenants. We believe that, through future cash flows and financing alternatives available, we can continue to meet our short-term obligations and continue to generate the working capital necessary to provide for the long-term liquidity and our future internal growth. From time to time, we review potential acquisitions of direct marketing and other companies that we deem complimentary to our business. We may be able to finance smaller acquisitions with cash flow from operations; however, larger acquisitions will require the use of stock as acquisition currency or our obtaining additional public or private equity or debt financing. We may pursue additional public or private financing from time to time on an opportunistic basis.

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

ALLOWANCE FOR PRODUCT REFUNDS AND RETURNS
The allowance for product refunds and returns is based on past historical experience of product returns during the period in which a customer can return a product.

GOODWILL
Goodwill represents the excess of the purchase price of each of our acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 and in accordance with FAS 142, during fiscal 2003 and the quarter ended September 30, 2002, no goodwill has been amortized.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (“FAS”) No. 141, BUSINESS COMBINATIONS, and effective April 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of FAS No. 142 on April 1, 2002, the Company evaluated its identified intangible assets and determined there to be no effect on the Company’s financial position, results of operation or cash flows as of September 30, 2002.

FAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase screens for impairment. If impairment exists, the second phase measures the impairment. The Company has evaluated its goodwill and determined that there was no impairment as of September 30, 2002. Accordingly, no impairment charge will be recorded as a result of adopting FAS No. 142.

FAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. FAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by FAS No. 121 with respect to cash flow estimations. FAS No. 144 was effective for the Company’s fiscal year beginning April 1, 2002. The adoption of FAS No. 144 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the Financial Accounting Standards Board issued FAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of adopting the provisions of this statement and does not believe it will have a material effect on the Company’s financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with borrowings under our senior secured credit facility with Congress Financial Corporation (“Congress”) and under Krane’s senior secured credit facility and revolving loan with LaSalle Bank National Association, we will experience market risk with respect to changes in the general level of interest rates and its effect upon our interest expense. Borrowings under these facilities bear interest at variable rates based on the Prime Rate. Because such rates vary from period to period, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

Our variable rate debt with Congress currently consists of a term loan borrowing of $13.2 million. To date, we have not utilized our revolving credit facility with Congress. Krane’s variable rate debt currently consists of a term loan borrowing and revolving loan borrowings of $8.8 million and $1.9 million, respectively. Krane’s unsecured debt of $2.0 million with Prairie Capital Mezzanine Fund, L.P. bears interest at a fixed rate of 15%.

FOREIGN EXCHANGE RISK
Purchases, as well as sales of products through our international distribution channels are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a class-action lawsuit brought by certain former shareholders of Reliant related to certain non-financial disclosures made in the Company’s registration statement on Form S-4 in conjunction with the Company’s acquisition of Reliant. The Company believes that it has meritorious defenses with regard to this litigation and will aggressively defend its position. Management therefore does not expect that the resolution of this matter will have a material adverse impact on its financial position, results of operations, or cash flows.

The Company is also involved with other pending litigation which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not expect that the resolution of these matters will have a material adverse impact on its financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Tha annual meeting of stockholders of Thane International, Inc. was held on November 7, 2002 at which the following action was taken:

1.	The stockholders elected the three Class I directors, Mr. William F. Hay, Ms. Denise DuBarry-Hay and Mr. Dean Belbas, named in the proxy statement for terms expiring on the date of the annual meeting in 2005. The voting was as follows:

FOR: 32,275,253	WITHHELD: 18,776

ITEM 5. OTHER INFORMATION

We have entered into a definitive agreement to acquire a privately held leading supplier of branded consumer products, sold primarily under licensing agreements with major consumer products companies in the hardware, automobile aftermarket, pet and electronics product categories. This acquisition is contingent upon, among other things, our raising the necessary debt and or equity capital to fund the cash portion of the purchase price of approximately $30 million, including a working capital investment. Although the Company continues to seek financing for the transaction, it does not believe that it will be able to consummate the transaction within the timeframe specified by the agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 — Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANE INTERNATIONAL, INC. (Registrant)

November 13, 2002	By: /s/ William F. Hay

Date	William F. Hay, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2002	By: /s/ Kevin J. McKeon

Date	Kevin J. McKeon, Chief Financial Officer (Principal Financial Officer)

November 13, 2002	By: /s/ Joshua A. Chandler

Date	Joshua A. Chandler, Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William F. Hay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Thane International, Inc (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ William F. Hay

William F. Hay, Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. McKeon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Kevin J. McKeon

Kevin J. McKeon, Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION OF CHIEF ACCOUNTING OFFICER UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua A. Chandler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Joshua A. Chandler

Joshua A. Chandler, Chief Accounting Officer
(Principal Accounting Officer)