Form 10-Q
period 2002-12-31
THANE INTERNATIONAL INC
filed 2003-02-14
CIK 1027882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2002

Commission file number: 000-49826

THANE INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-2000275 (I.R.S. EMPLOYER IDENTIFICATION NO.)

78-140 CALLE TAMPICO LA QUINTA, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92253 (ZIP CODE)

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

Yes   ☒   No   ☐

The number of shares outstanding of the registrant’s $.001 par value common stock as of February 14, 2003 was 35,462,781.

THANE INTERNATIONAL, INC. INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Thane International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,732	$13,568
Accounts receivable, net of allowance of $5,344 and $6,342 on December 31, 2002 and March 31, 2002, respectively	18,657	19,706
Inventories, net of reserves of $5,305 and $4,134 on December 31, 2002 and March 31, 2002, respectively	9,066	13,458
Prepaid advertising	1,198	991
Prepaid expenses and other	2,415	1,755
Due from affiliate	—	3,156
Deferred income taxes	6,643	6,579
Income taxes receivable	4,655	515
Other current assets	1,787	621

Total current assets	48,153	60,349

Property and equipment:
Building	3,260	3,260
Furniture, fixtures and equipment	2,930	2,247
Less accumulated depreciation	(1,335)	(821)

	4,855	4,686

Noncurrent assets:
Production costs, net of accumulated amortization of $1,926 and $52 on December 31, 2002 and March 31, 2002, respectively	680	471
Financing costs, net of accumulated amortization of $592 and $15 on December 31, 2002 and March 31, 2002, respectively	955	1,402
Goodwill	44,041	24,415
Deferred income taxes	496	496
Other noncurrent assets	267	2,024

Total noncurrent assets	46,439	28,808

Total assets	$99,447	$93,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,149	$8,819
Allowance for product refunds and returns	3,362	3,523
Accrued expenses	5,692	14,755
Line of credit	1,872	1,522
Current portion of long-term debt	15,539	9,040
Current portion of capital lease obligations	10	—
Deferred consideration	925	2,230

Total current liabilities	32,549	39,889

Long-term debt, less current portion	10,667	14,107
Capital lease obligations	3,280	3,238
Minority interest	613	562

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $.001:
Authorized shares – 200,000,000 Issued and outstanding shares – 35,462,781 and 31,791,406 on December 31, 2002 and March 31, 2002, respectively	35	32
Warrants	5,130	5,130
Note receivable — stockholders	(2,591)	—
Paid-in capital	47,953	22,114
Retained earnings	1,811	8,771

Total stockholders’ equity	52,338	36,047

Total liabilities and stockholders’ equity	$99,447	$93,843

SEE ACCOMPANYING NOTES.

Thane International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Revenues:
Net product sales	$33,327	$48,069	$107,399	$169,978
Other	1,436	2,040	7,850	9,926

Total revenues	34,763	50,109	115,249	179,904
Costs and expenses:
Costs of sales, including selling expenses	35,865	38,226	96,225	143,115
General and administrative expenses	8,710	5,048	23,192	14,841
Depreciation	184	136	526	412

Total costs and expenses	44,759	43,410	119,943	158,368

Income (loss) from operations	(9,996)	6,699	(4,694)	21,536

Interest expense, net	1,168	266	3,341	1,362
Minority interest and other expense	164	18	229	291

Income (loss) before income taxes (benefit)	(11,328)	6,415	(8,264)	19,883
Provision for income taxes (benefit)	(2,495)	2,434	(1,304)	7,555

Net income (loss)	$(8,833)	$3,981	$(6,960)	$12,328

Weighted average shares – basic and diluted	35,462,781	32,576,000	34,769,993	32,576,000

Basic and diluted earnings (loss) per share	$(0.25)	$0.12	$(0.20)	$0.38

SEE ACCOMPANYING NOTES.

Thane International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	December 31,	December 31,
	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(6,960)	$12,328
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	526	247
Amortization of production costs	1,874	390
Amortization of financing costs	577	147
Amortization of discount on debt	418	—
Loss on disposal of assets	129	—
Provision for doubtful accounts	(500)	373
Provision for inventory reserves	1,171	860
Minority interest	100	336
Changes in operating assets and liabilities:
Accounts receivable	2,386	3,116
Inventories	4,112	6,147
Prepaid advertising	(207)	3,327
Prepaid expenses and other	(122)	553
Production costs	(1,228)	(637)
Due from affiliate	3,156	—
Other assets	1,585	1,440
Accounts payable	(4,049)	(8,440)
Allowance for product refunds and returns	(381)	1,215
Accrued expenses	(9,721)	4,608
Income taxes receivable/payable	(3,570)	(8,957)

Net cash (used in) provided by operating activities	(10,704)	17,053

INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(413)	(573)
Acquisition of company, net of cash acquired	1,278	(1,000)
Notes issued to stockholders	(2,500)	—
Interest on stockholder notes receivable	(91)	—

Net cash used in investing activities	(1,726)	(1,573)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(2,359)	(3,600)
Proceeds from line of credit	350	5,000
Payments on line of credit	—	(11,333)
Payments of deferred consideration	(190)	—
Payments on capital lease obligations	(28)	(7)
Debt issuance costs	(130)	—
Net payments to minority owner	(49)	—

Net cash (used in) provided by financing activities	2,594	(9,940)

Net (decrease) increase in cash and cash equivalents	(9,836)	5,540
Cash and cash equivalents at beginning of period	13,568	4,060

Cash and cash equivalents at end of period	3,732	9,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,659	$1,351

Income taxes	$3,484	$7,452

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Asset acquired under capital lease	$80	$3,260

Payment of deferred compensation with stock	$1,115	$—

SEE ACCOMPANYING NOTES

THANE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thane International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s results of operations for the interim periods presented. The results of operations for the nine months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

ALLOWANCE FOR PRODUCT REFUNDS AND RETURNS

The allowance for product refunds and returns is based on past historical experience of product returns during the period in which a customer can return a product.

EARNINGS PER SHARE

For the three and nine month periods ended December 31, 2002, the effect of dilutive securities was anti-dilutive due to the loss in both periods. Accordingly, the basic and diluted loss per share was $(0.25) and $(0.20) for the three and nine months periods, respectively, and the weighted average shares were 35,462,781 and 34,769,993 for the respective periods.

For the three and nine month periods ended December 31, 2001, there were no dilutive instruments outstanding. Accordingly, the basic and diluted earnings per share was $0.12 and $0.38 for the three and nine months periods, respectively, and the weighted average shares were 32,576,000 in both periods.

RESERVES

In the quarter ended December 31, 2002, the Company took a total write-off of $8.2 million. Of the total loss before income taxes of $(11.3) million and $(8.3) million for the three and nine month periods ended December 31, 2002, respectively, $8.2 million was as a result of the write-off. The write-off primarily consisted of product financing receivables, inventory, prepaid royalties and production costs related to products that we are no longer able to sell in our distribution channels, in the amount of $6.2 million. In addition, the total write-off amount includes a charge of $1.4 million related to a settlement with the Canadian government regarding a health and beauty product sold in Canada for which the Company was required to refund customers who returned the product. The total charge of $8.2 million, for the three and nine month periods ended December 31, 2002, reduced total revenues by $2.2 million, increased cost of sales, including selling expenses, by $5.8 million and increased general and administrative expenses and other expenses by $30,000 and $129,000, respectively.

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

THANE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in thousands, except share and per share data)

4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (“FAS”) No. 141, BUSINESS COMBINATIONS, and effective April 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of FAS No. 142 on April 1, 2002, the Company evaluated its goodwill and determined there to be no effect on the Company’s financial position, results of operation or cash flows as of December 31, 2002.

FAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase screens for impairment. If impairment exists, the second phase measures the impairment. The Company has evaluated its goodwill and determined that there was no impairment as of December 31, 2002. Accordingly, no impairment charge will be recorded as a result of adopting FAS No. 142.

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

In December 2002, the Financial Accounting Standards Board issued FAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE, which amends FAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. FAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS No. 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

THANE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in thousands, except share and per share data)

5. ACQUISITION

In May 2002, the Company acquired 100% of Reliant Interactive Media Corp. (“Reliant”) in exchange for 3,532,414 shares of the Company’s common stock, of which 2,214,273 were issued to Reliant’s principal shareholders. Each share of Reliant stock was exchanged for approximately 0.3049459 shares of the Company’s common stock in a transaction valued at approximately $24,727. The components of the purchase price and goodwill are as follows:

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

Additionally, of the 2,214,273 shares of the Company’s stock issued to Reliant’s principal shareholders, 442,854 shares have been placed in escrow as collateral for these loans. The remaining 1,771,419 shares have been placed in escrow and may be earned in the event that certain future quarterly and cumulative earnings thresholds are met. As of December 31, 2002, none of these thresholds had been met and all shares remain in escrow.

PRO FORMA RESULTS (UNAUDITED)

The unaudited pro forma financial information below for the three and nine months ended December 31, 2002 and 2001 were prepared as if all acquisitions subsequent to December 31, 2001 had occurred on April 1, 2001:

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001

Revenue	$34,763	$73,430	$120,248	$241,504
Total costs and expenses	$44,759	$64,237	$125,739	$213,320
Net income	$(8,833)	$5,280	$(7,446)	$15,884
Basic earnings per share	$(0.25)	$0.15	$(0.21)	$0.46
Diluted earnings per share	$(0.25)	$0.15	$(0.21)	$0.44

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

6. LONG-TERM DEBT AND LINE OF CREDIT

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation (“Congress”) and Ableco Finance (“Ableco”) that provided a $20,000 senior secured revolving credit facility and an aggregate of $14,000 in long-term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane’s lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an Intercreditor Agreement whereby the lenders agreed that there would be no cross default between the credit facilities of the respective companies.

THANE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in thousands, except share and per share data)

In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000 subordinated term loan due September 2003. Up to $2,000 of the term loan is guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company’s majority stockholder.

As of December 31, 2002, the Company was in violation of certain debt covenants within its Ableco credit facility. Accordingly, on February 6, 2003, the Company entered into an amendment to this credit facility that waived the existing financial covenants as of December 31, 2002, set new financial covenants on a quarterly basis going forward, terminated the revolving line of credit portion of this facility under which no monies were borrowed and required acceleration of the term loan payment originally due in September 2003. The Company paid $1,000 on the term loan due September 2003 upon the execution of the amendment with an additional $1,000 due on or before March 31, 2003.

In addition, the original loan and security agreement with Congress was assigned in its entirety to Ableco and all other terms of the original loan and security agreement remained materially the same. Finally, the $2,000 guarantee by the H.I.G. affiliate was extended to all term loans under the Ableco credit facility. As of December 31, 2002, $17,667 was outstanding under the Ableco credit facility, of which $7,000 is classified as current debt in the accompanying balance sheet. Upon execution of the amendment, $16,333 was outstanding under the Ableco credit facility, of which $6,000 is current as of the amendment date.

At December 31, 2002, Krane was in default of its credit facility due to violations of certain debt covenants. The Company is currently seeking to obtain a waiver for these violations and is negotiating a short term extension of this facility. Consistent with the term and status of default, all borrowing under this facility have been classified as current in the accompanying balance sheet. There are no assurances that Krane will obtain the waiver, or the extension.

7. INCOME TAXES

The difference between the Company’s effective tax rate and the statutory tax rate is primarily due to transfer pricing and financing costs related to the Company’s current and prior years’ expansion into foreign markets.

8. COMMITMENTS & CONTINGENCIES REGULATION

Substantially all aspects of the Company’s marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (“FTC”). FTC regulations are primarily derived from Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws which are applicable to the Company. In addition, the direct marketing industry has set up guidelines for the truth and substantiation of direct marketing program claims and products through its self-regulation trade association, Electronic Retail Association (“ERA”), of which the Company is a member. The Company believes that all of its current direct marketing programs comply with applicable FTC standards and the ERA guidelines. Certain direct marketing products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission.

During the quarter ended December 31, 2002, the Company entered into a settlement agreement with an agency of the Canadian government pursuant to which the Company was required to offer a refund to customers who purchased a health and beauty product sold by the Company in Canada. As of December 31, 2002, the Company has included a reserve of $1,350 for these returns and all related costs in its allowance for product refunds and returns.

LITIGATION

The Company is involved in a class-action lawsuit brought by certain former shareholders of Reliant related to certain non-financial disclosures made in the Company’s registration statement on Form S-4 in conjunction with the Company’s acquisition of Reliant. The Company believes that it has meritorious defenses with regard to this litigation and will aggressively defend its position. Management therefore does not believe that the resolution of this matter will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

The Company is also involved with other pending litigation which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not believe that the resolution of these matters will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

9. STOCK OPTIONS

In November 2002, the Compensation Committee of the Board of Directors awarded 618,000 incentive stock options with an average exercise price of $3.58 per share to certain employees and non-employee directors of the Company. These shares were issued from recently non-vested shares that were forfeited under the Company’s 1999 Stock Option Plan and new shares from the Company’s 2002 Stock Option Plan.

THANE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in thousands, except share and per share data)

10. RELATED PARTY TRANSACTIONS

Included in general and administrative expenses are management consulting and financial services fees paid to H.I.G. Capital, LLC, an affiliate of the Company’s majority stockholder H.I.G. Direct Marketing Holdings. The Company incurred approximately $225 and $189 in management fees for the nine months ended December 31, 2002 and 2001, respectively.

The Company leases an aircraft from a related entity whose principal stockholders are stockholders and officers of the Company. The lease is approximately $30 per month, plus maintenance, insurance and other costs. The Company also leases an automobile, on a month-to-month basis, from this entity for approximately $2 per month.

The Company leases a residential property from two of its stockholders and officers on a month-to-month basis for approximately $4 per month. The residence is used solely for the purpose of housing for Company employees traveling to the Company’s headquarters. Management believes these accommodations save the Company substantial lodging expenses.

The Company leased an office building under a capital lease from two of its stockholders and officers. The lease had a related obligation of approximately $3,260, at inception, at an imputed interest rate of 9.25%, a term of 20 years and escalating payments over the life of the lease from approximately $22 to $47 per month. In August 2002, the stockholders sold the building to an unrelated third party subject to the terms of the existing lease. The lease terms have remained the same since the sale of the property.

The Company has retained the services of the law firm Hall, Dickler, Kent, Goldstein and Wood, LLP. Ms. Linda Goldstein, who served as one of our directors from May 2002 to August 2002, is a partner of Hall, Dickler, Kent, Goldstein and Wood, LLP. During the nine months ended December 31, 2002, the Company paid approximately $429 in legal fees in connection with this professional relationship.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED HEREIN FOR THE FISCAL QUARTER AND NINE MONTHS ENDED DECEMBER 31, 2002 AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002, PARTICULARLY UNDER THE HEADING “RISK FACTORS.”

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

We generate revenues by selling our products (i) directly to consumers through our direct response TV programs and the Internet, and (ii) on a wholesale basis through international distributors and strategic partners, retailers, home shopping channels, catalogs, telemarketing and credit card inserts. We also generate revenues through our media purchasing, consumer clubs and product sourcing activities. We allocate all of our U.S. media costs to our direct marketing businesses and none to our wholesale business. Production costs are allocated solely to our direct marketing business even though the direct response TV programs are used to support our wholesale and international businesses. Typically, as a product nears the end of its lifecycle, we will gradually reduce the selling price of the product to further extend the lifecycle of the product until such lifecycle ends.

Over the past several years, we have focused on developing our international and wholesale channels of distribution. International sales have grown from $1.3 million in fiscal 1998 to $91.4 million in fiscal 2002. Wholesale revenues have increased from $1.8 million in fiscal 1999 to $65.0 million in fiscal 2002, primarily as a result of the success of a single fitness product in fiscal 2002. As discussed below, wholesale revenue growth has decreased dramatically in this fiscal year. The Company is currently evaluating consolidating the operations of its U.S. direct response TV and wholesale channels. We believe this consolidation will result in lower operating costs and help maximize the profit potential of product offerings in the U.S. In addition, though we do not expect that the international channel of distribution will continue to grow at historical rates, we expect this channel of distribution to become a larger part of our revenues in the future. We typically purchase merchandise from our overseas manufacturers, and sell products to our international distributors and strategic partners, in U.S. dollars. Accordingly, while we do not experience significant exposure to foreign currency risk, our trading partners do.

Now that we have developed our channels of distribution, we intend to leverage our multi-channel distribution infrastructure and marketing expertise to provide marketing services to third party inventors and product owners for a service fee. In connection with these arrangements, we expect to enter into marketing and service agreements pursuant to which we will create marketing messages, produce direct response TV programs, manage media purchases, and manage the outsourcing of order processing and fulfillment functions for fees based on the total revenues generated for a particular product as a result of our efforts. Although we will not recognize revenues on the sales of the products pursuant to these arrangements, we expect to recognize increased commission income. We expect to incur minimal inventory, media purchasing or warranty or product liability risk in connection with these arrangements. We anticipate that if we enter into these marketing and management agreements in the future, commission income will constitute a growing portion of our earnings.

We acquired Krane Products, Inc. as of March 15, 2002 and Reliant Interactive Media Corp. as of May 22, 2002. Therefore, Reliant is included in our results of operations for the entire quarter ended December 31, 2002 and only 40 days of financial information for Reliant is included in our results of operations for the quarter ended June 30, 2002. Neither Krane nor Reliant is included in our results of operations for the quarter and nine months ended December 31, 2001. For historical pro forma results of operations, please refer to the unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

SEASONALITY

Our revenues vary throughout the year, with third and fourth fiscal quarter revenues being historically the highest. This was not the case for the three and nine month periods ended December 31, 2001, however. Due to the direct response and wholesale success of a fitness product and the international success of a health and beauty product in the first and second quarters of fiscal 2002, revenues were higher in the first two quarters than the last two quarters and operating income was essentially the same in the first half and the last half of the year. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings.

RESULTS OF OPERATIONS

In the quarter ended December 31, 2002, the Company took a total write-off of $8.2 million. Of the total loss before income taxes of $(11.3) million and $(8.3) million for the three and nine month periods ended December 31, 2002, respectively, $8.2 million was as a result of the write-off. The write-off primarily consisted of product financing receivables, inventory, prepaid royalties and production costs related to products that we are no longer able to sell in our distribution channels, in the amount of $6.2 million. In addition, the total write-off amount includes a charge of $1.4 million related to a settlement with the Canadian government regarding a health and beauty product sold in Canada for which the Company was required to refund customers who returned the product. The total charge of $8.2 million, for the three and nine month periods ended December 31, 2002, reduced total revenues by $2.2 million, increased cost of sales, including selling expenses, by $5.8 million and increased general and administrative expenses and other expenses by $30,000 and $129,000, respectively. All comparisons to prior periods below are based on historical amounts for the three and nine-month periods ended December 31, 2002, and, accordingly, include the write-off.

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales, including selling expenses	103.2%	76.3%	83.4%	79.5%

Gross profit	(3.2)%	23.7%	16.6%	20.5%
Operating expenses
General and administrative	25.1%	10.1%	20.1%	8.3%
Depreciation	0.5%	0.3%	0.5%	0.2%

Income (loss) from operations	(28.8)%	13.3%	(4.0)%	12.0%
Other expenses
Interest, minority interest and other expenses	3.8%	0.5%	3.1%	0.9%

Income (loss) before income taxes (benefit)	(32.6)%	12.8%	(7.1)%	11.1%
Provision for income taxes (benefit)	(7.2)%	4.9%	(1.1)%	4.2%

Net income (loss)	(25.4)%	7.9%	(6.0)%	6.9%

COMPARISON OF THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

TOTAL REVENUES decreased $15.3 million, or 30.6%, to $34.8 million for the quarter ended December 31, 2002 from $50.1 million for the quarter ended December 31, 2001. The decrease in total revenues is primarily attributable to wholesale sales decreasing $13.9 million, or 93.9%, from $14.8 million for the quarter ended December 31, 2001 to $0.9 million for the quarter ended December 31, 2002. International sales decreased $12.0 million, or 51.9%, from $23.1 million for the quarter ended December 31, 2001 to $11.1 million for the quarter ended December 31, 2002. These decreases were partially offset by direct to consumer sales increasing $10.6 million, or 86.3%, from $12.2 million for the quarter ended December 31, 2001 to $22.8 million for the quarter ended December 31, 2002. For the nine months ended December 31, 2002, total revenues decreased $64.7 million, or 35.9%, to $115.2 million from $179.9 million for the nine months ended December 31, 2001. The decrease in total revenues is primarily attributable to wholesale sales decreasing $44.2 million, or 79.9%, from $55.4 million for the nine months ended December 31, 2001 to $11.1 million for the nine months ended December 31, 2002. International sales decreased $21.2 million, or 34.3%, from $61.7 million for the nine months ended December 31, 2001 to $40.6 million for the nine months ended December 31, 2002. These decreases were partially offset by direct to consumer sales increasing $0.7 million, or 1.2%, from $62.8 million for the quarter ended December 31, 2001 to $63.5 million for the quarter ended December 31, 2002.

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

In the third quarter and first nine months of fiscal 2002, wholesale revenues and income (loss) from operations were comprised predominately of a single fitness product and the third quarter and first nine months of fiscal 2003 did not have such a successful product. The decrease in international sales for the third quarter and first nine months of fiscal 2003 was directly attributable to decreased sales of a single health and beauty product which comprised a majority of the international sales in the third quarter and first nine months of fiscal 2002. Direct to consumer sales in the third quarter of fiscal 2003 increased $11.4 million primarily due to sales from Krane Products, which was acquired in March 2002, increased Internet sales and an increase in sales of products sold through direct response TV programs of $1.6 million. Direct to consumer sales in the first nine months of fiscal 2003 increased $1.6 primarily due to sales from Krane Products, which was acquired in March 2002, increased Internet sales net of a decrease in sales of products sold through direct response TV programs.

Within the direct to consumer and wholesale businesses, we have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We continue to seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential.

COST OF SALES consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales decreased $2.3 million, or 6.2%, to $35.9 million for the third quarter of fiscal 2003 from $38.2 million for the third quarter of fiscal 2002. As a percentage of total revenues, cost of sales increased from 76.3% for the quarter ended December 31, 2001 to 103.2% for the quarter ended December 31, 2002. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The increase in cost of sales as a percentage of total revenues for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001 is primarily due to the write-off discussed above, lower gross profit margins in the wholesale business during the quarter partially offset by higher gross profit margins in the telemarketing business, which was acquired subsequent to the quarter ended December 31, 2001. Cost of sales decreased $46.9 million, or 32.8%, to $96.2 million for the first nine months of fiscal 2003 from $143.1 million for the first nine months of fiscal 2002. As a percentage of total revenues, cost of sales increased from 79.5% for the nine months ended December 31, 2001 to 83.4% for the nine months ended December 31, 2002. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The increase in cost of sales as a percentage of total revenues for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 is primarily due to the write-off discussed above, offset by higher gross profit margins in the telemarketing business which was acquired subsequent to the quarter ended December 31, 2001and the Internet business, which was acquired in August 2001.

GROSS PROFIT decreased $13.0 million, or 109.3%, to $(1.1) million for the three months ended December 31, 2002 from $11.9 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, gross profit decreased 26.9%, from 23.7% for the quarter ended December 31, 2001 to (3.2)% for the quarter ended December 31, 2002. The decrease in gross profit as a percentage of total revenues for the three months ended December 31, 2002 as compared to December 31, 2001 is primarily due to the write-off discussed above as well as lower gross profit margins in the wholesale business during the quarter partially offset by higher gross profit margins in the telemarketing business, which was acquired subsequent to the quarter ended December 31, 2001. Gross profit decreased $17.8 million, or 48.3%, to $19.0 million for the nine months ended December 31, 2002 from $36.8 million for the comparable period in fiscal 2002. As a percentage of total revenues, gross profit decreased 3.9%, from 20.5% for the nine months ended December 31, 2001 to 16.6% for the nine months ended December 31, 2002. The decrease in gross profit as a percentage of total revenues is the primarily the result of the write-off discussed above, lower gross profit margins in the wholesale business partially offset by higher gross profit margins in the telemarketing and Internet businesses, which were acquired subsequent to and during the nine months ended December 31, 2001, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES increased $3.7 million, or 72.5%, to $8.7 million for the third quarter of fiscal 2003 from $5.0 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 24.2% for the third quarter ended December 31, 2002 from 10.1% for the comparable period in fiscal 2001. General and administrative expenses increased $8.4 million, or 56.3%, to $23.2 million for the first nine months of fiscal 2003 from $14.8 million for the comparable period in fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 19.9% for the nine months ended December 31, 2002 from 8.3% for the comparable period in fiscal 2001. The general and administrative expense increase for the quarter and nine month periods ended December 31, 2002 was primarily the result of our acquisition of Krane Products, a telemarketing company acquired in March 2002, and Reliant Interactive Media Corp., a direct response television company acquired in May 2002. Although the telemarketing business produces higher gross profit as a percentage of total revenue, its general and administrative costs are higher as well. All other general and administrative costs remained relatively constant from quarter to quarter. We expect general and administrative expense dollars to remain relatively constant for the remainder of fiscal 2003.

DEPRECIATION EXPENSE for the nine months ended December 31, 2002 increased $114,000 due primarily to Thane entering into a capital lease of its corporate headquarters in June 2001.

INCOME (LOSS) FROM OPERATIONS decreased $16.7 million, or 249.2%, to $(10.0) million for the third quarter of fiscal 2003 from $6.7 million for the comparable quarter in fiscal 2002. As a percentage of total revenues, income (loss) from operations decreased from 13.3% for the third quarter of fiscal 2002 to (28.8)% for the third quarter of fiscal 2003. Income (loss) from operations decreased $26.2 million, or 121.8%, to $(4.7) million for the first nine months of fiscal 2003 from $21.5 million for the first nine months of fiscal 2002. As a percentage of total revenues, income from operations decreased from 12.0% for the first nine months of fiscal 2002 to (4.0)% for the first nine months of fiscal 2003. The $8.2 million write-off discussed above during the third quarter of fiscal 2003 contributed to the decline, as well as lower sales levels and increased general and administrative expenses discussed above. Income (loss) from operations related to direct to consumer sales was $(5.8) million in the third quarter of 2003 compared to $2.4 million in the comparable quarter of 2002. Income (loss) from operations related to wholesale sales in the third quarter of 2003 was $(4.4) million as compared to $0.7 million in the comparable quarter of fiscal 2002. Income from operations related to international sales in the third quarter of 2003 was $0.2 million, as compared to $3.6 million in the comparable quarter of fiscal 2002. Loss from operations related to direct to consumer sales was $(5.6) million in the first nine months of fiscal 2003 compared to a loss from operations of $(1.7) million in the first nine months of fiscal 2002. Income (loss) from operations related to wholesale and international sales in the first nine months of 2003 was $(3.7) million and $4.6 million, respectively, as compared to $9.9 million and $13.3 million, respectively, in the first nine months of fiscal 2002.

OTHER EXPENSES consist of net interest expense and minority interest. Net other expense, for the quarter and nine months ended December 31, 2002, increased approximately $1.0 million and $1.9 million, respectively, primarily as the result of higher debt levels due to the Krane acquisition and higher interest rates due to the refinancing of Thane debt in March 2002.

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT) decreased $17.7 million, or 276.6%, to a loss of $(11.3) million for the quarter ended December 31, 2002 from income of $6.4 million for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, income (loss) before income taxes decreased $28.2 million, or 141.6%, to $(8.3) million from $19.9 million for the nine months ended December 31, 2001. The total revenue decrease, increased general and administrative expenses and the write-off discussed above were the primary reasons for the decreases in both periods. After applying the effective tax rate (benefit) of (22.0)% and 37.9%, for the third quarters in fiscal 2003 and fiscal 2002, respectively, net income (loss) for the respective periods was $(8.8) million and $4.0 million, a $12.8 million, or 321.9% decrease. For the nine months ended December 31, 2002 and December 31, 2001, after applying the effective tax rate (benefit) of (15.8)% and 38.0%, respectively, net income (loss) for the respective periods was $(7.0) million and $12.3 million, a $19.3 million, or (156.5)% decrease. Changes in the effective tax rate are primarily due to transfer pricing and financing costs related to the Company’s current and prior years’ expansion into foreign markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, cash and cash equivalents were $3.7 million compared to $13.6 million at March 31, 2002 and $9.6 million at December 31, 2001. Total assets were $99.4 million at December 31, 2002 compared to $93.8 million at March 31, 2002 and $57.6 million at December 31, 2001. Comparing December 31, 2002 to December 31, 2001, the total asset increase of $41.9 million was primarily due to an increase in goodwill related to acquisitions made subsequent to December 31, 2001. For the nine months ended December 31, 2002, the net cash used in operating activities was $10.7 million compared to net cash provided by operating activities of $17.1 million for the nine months ended December 31, 2001. Net cash provided by investing and financing activities was $0.9 million in the nine months ended December 31, 2002 as compared to net cash used in investing and financing activities of $11.5 million in the nine months ended December 31, 2001. The operating activity decreases were primarily due to decreases in net income, accounts payable and accrued expenses offset by a decrease in inventory, amounts due from affiliate and accounts receivable at December 31, 2002 as compared to December 31, 2001. The net cash provided by investing and financing activities in the nine months ended December 31, 2002 was primarily due to proceeds from long-term debt as compared to net cash used in investing and financing activities in the nine months ended December 31, 2001, which was due primarily to reductions in debt.

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation (“Congress”) and Ableco Finance (“Ableco”) that provided a $20.0 million senior secured revolving credit facility and an aggregate of $14.0 million in term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane’s lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an Intercreditor Agreement whereby the lenders agreed that there would be no cross default between the credit facilities of the respective companies.

In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5 million subordinated term loan due September 2003. Up to $2 million of the term loan was guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company’s majority stockholder.

As of December 31, 2002, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on February 6, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of December 31, 2002, set new financial covenants on a quarterly basis going forward, terminated the revolving line of credit portion of this facility under which no monies were borrowed, and required acceleration of the term loan payment originally due in September 2003. The Company paid $1 million of the term loan due September 2003 upon the execution of the amendment with an additional $1 million due on or before March 31, 2003. In addition, the original loan and security agreement with Congress was assigned in its entirety to Ableco. All other terms of the original loan and security agreement remained materially the same. Finally, the $2 million guarantee by affiliate was extended to all term loans under the Ableco credit facility. As of December 31, 2002, $17.7 million was outstanding under the Ableco credit facility, of which $7.0 million is classified as current debt in the accompanying balance sheet. Upon execution of the amendment, $16.3 million was outstanding under the Ableco Finance facility, of which $6.0 million is current as of the amendment date.

Krane is party to a credit agreement with LaSalle. The credit agreement provides Krane with a term loan and a revolving credit facility, each of which are collateralized by cash, receivables, and all products and proceeds of Krane. As of December 31, 2002, Krane has $6.2 million outstanding on term loans and $1.9 million outstanding under a revolving loan. The term loan and the revolving loan mature in February 2003. As of December 31, 2002, Krane also has $2.3 million outstanding unsecured subordinated term loan, net of unamortized discount, with Prairie Capital Mezzanine Fund, L.P., which matures in June 2003.

At December 31, 2002, Krane was in default of its credit facility due to violations of certain debt covenants. The Company is currently seeking to obtain a waiver for these violations and negotiating a short term extension of this facility. Management believes it will obtain the waiver and extend the term of these facilities on terms acceptable to all parties. As a result of the Intercreditor Agreement discussed above, the ultimate outcome of these negotiations will have no effect on the Ableco credit facility.

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

GOODWILL

Goodwill represents the excess of the purchase price of each of our acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 and in accordance with FAS 142, during fiscal 2003 and the quarter ended December 31, 2002, no goodwill has been amortized.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (“FAS”) No. 141, BUSINESS COMBINATIONS, and effective April 1, 2002, the Company adopted the full provisions of FAS No. 141 and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. FAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of FAS No. 142 on April 1, 2002, the Company evaluated its identified intangible assets and determined there to be no effect on the Company’s financial position, results of operation or cash flows as of December 31, 2002.

FAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase screens for impairment. If impairment exists, the second phase measures the impairment. The Company has evaluated its goodwill and determined that there was no impairment as of December 31, 2002. Accordingly, no impairment charge will be recorded as a result of adopting FAS No. 142.

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

In December 2002, the Financial Accounting Standards Board issued FAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE, which amends FAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. FAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS No. 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with borrowings under our senior secured credit facility with Congress Financial Corporation as assigned to Ableco Finance (“Ableco”) and under Krane’s senior secured credit facility and revolving loan with LaSalle Bank National Association, we will experience market risk with respect to changes in the general level of interest rates and its effect upon our interest expense. Borrowings under these facilities bear interest at variable rates based on the Prime Rate. Because such rates vary from period to period, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

Our variable rate debt with Ableco currently consists of a term loan borrowing of $17.7 million. Krane’s variable rate debt currently consists of a term loan borrowing and revolving loan borrowings of $6.2 million and $1.9 million, respectively. Krane’s unsecured debt of $2.5 million with Prairie Capital Mezzanine Fund, L.P. bears interest at a fixed rate of 15%.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation (“Congress”) and Ableco Finance (“Ableco”) that provided a $20.0 million senior secured revolving credit facility and an aggregate of $14.0 million in term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane’s lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an Intercreditor Agreement whereby the lenders agreed that there would be no cross default between the credit facilities of the respective companies.

In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5 million subordinated term loan due September 2003. Up to $2 million of the term loan was guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company’s majority stockholder.

As of December 31, 2002, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on February 6, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of December 31, 2002, set new financial covenants on a quarterly basis going forward, terminated the revolving line of credit portion of this facility under which no monies were borrowed, and required acceleration of the term loan payment originally due in September 2003. The Company paid $1 million of the term loan due September 2003 upon the execution of the amendment with an additional $1 million due on or before March 31, 2003. In addition, the original loan and security agreement with Congress was assigned in its entirety to Ableco. All other terms of the original loan and security agreement remained materially the same. Finally, the $2 million guarantee by affiliate was extended to all term loans under the Ableco credit facility. As of December 31, 2002, $17.7 million was outstanding under the Ableco credit facility, of which $7.0 million is classified as current debt in the accompanying balance sheet. Upon execution of the amendment, $16.3 million was outstanding under the Ableco Finance facility, of which $6.0 million is current as of the amendment date.

Krane is party to a credit agreement with LaSalle. The credit agreement provides Krane with a term loan and a revolving credit facility, each of which are collateralized by cash, receivables, and all products and proceeds of Krane. As of December 31, 2002, Krane has $6.2 million outstanding on term loans and $1.9 million outstanding under a revolving loan. The term loan and the revolving loan mature in February 2003. As of December 31, 2002, Krane also has $2.3 million outstanding unsecured subordinated term loan, net of unamortized discount, with Prairie Capital Mezzanine Fund, L.P., which matures in June 2003.

At December 31, 2002, Krane was in default of its credit facility due to violations of certain debt covenants. The Company is currently seeking to obtain a waiver for these violations and negotiating a short term extension of this facility. Management believes it will obtain the waiver and extend the term of these facilities on terms acceptable to all parties. As a result of the Intercreditor Agreement discussed above, the ultimate outcome of these negotiations will have no effect on the Ableco credit facility.

ITEM 5. OTHER INFORMATION

Regarding the definitive agreement to acquire a privately held leading supplier of branded consumer products mentioned in previous filings, the Company was unable to consummate the transaction in the timeframe specified by the agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 — Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANE INTERNATIONAL, INC. (Registrant)

February 14, 2003	By: /s/ William F. Hay

Date	William F. Hay, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

February 14, 2003	By: /s/ Kevin J. McKeon

Date	Kevin J. McKeon, Chief Financial Officer (Principal Financial Officer)

February 14, 2003	By: /s/ Joshua A. Chandler

Date	Joshua A. Chandler, Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William F. Hay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Thane International, Inc (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003

By: /s/ William F. Hay

William F. Hay, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. McKeon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Thane International, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: February 14, 2003

By: /s/ Kevin J. McKeon

Kevin J. McKeon, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF ACCOUNTING OFFICER UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua A. Chandler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Thane International, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: February 14, 2003

By: /s/ Joshua A. Chandler

Joshua A. Chandler, Chief Accounting Officer (Principal Accounting Officer)