Form 10-K
period 2003-03-31
THANE INTERNATIONAL INC
filed 2003-07-15
CIK 1027882

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended March 31, 2003

or

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

Common Stock, $.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of common stock held by non-affiliates of the registrant as of July 11, 2003 was approximately $1,022,670 (based on the price of $0.38 per share, which is the closing price for the common stock of the registrant on such date).

      The number of shares outstanding of the registrant’s $.001 par value common stock as of July 11, 2003 was 35,462,781.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
THANE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THANE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
THANE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
THANE INTERNATIONAL, INC. AND SUBSIDIARIES
THANE INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART III
AUDIT COMMITTEE FINANCIAL EXPERTS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
PART IV
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF ACCOUNTING OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-10.13 Employment Agreement w/Kevin Harrington
EX-10.14 Employment Agreement w/Tim Harrington
EX-10.15 Employment Agreement w/Mel Arthur
EX-21.1 Subsidiaries of the Registrant
EX-99.1 Certification

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

Forward-Looking Statements

      This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “may,” “hope,” and similar expressions in this document to identify forward-looking statements. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward looking statements, including but not limited to:

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

i

THANE INTERNATIONAL, INC.

2003 FORM 10-K ANNUAL REPORT

ii

PART I

Item 1.     Business

Overview

      We are a leading international, multi-channel direct marketer of branded consumer products in the fitness, health and beauty and housewares product categories. We currently distribute our products throughout the United States and, through our 186 international distributors and strategic partners, in over 80 countries around the world. Our international infrastructure primarily consists of four complementary distribution channels; direct response television, traditional mass-market retailers, home shopping channels and the Internet. Our distribution capabilities enable us to tailor our individual product distribution strategies to maximize customer awareness and brand recognition, thereby extending the product’s life cycle and maximizing potential profitability.

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

The Direct Marketing Industry

      The direct marketing industry is large, fragmented and growing at a faster rate than the overall retail industry. The $1.7 trillion United States direct marketing industry has a diverse set of channels, including direct mail, telemarketing, television, radio, newspaper, magazines and others and is comprised primarily of single-channel or single-product companies. Typically, industry participants engage in direct response advertising communications to generate direct orders, interested party leads or store/website traffic. According to The Direct Marketing Association, the domestic direct marketing industry had a compounded annual growth rate of 10.3% between 1995 and 2000. Health and fitness-related products and kitchen appliances have been among the strongest performing categories in recent years. The Direct Marketing Association predicts this growth will continue at a projected compounded annual growth rate of 9.6% through 2005.

      The international direct marketing industry, although still in the early stages of development, generated approximately $617 billion of consumer sales in 2001. We believe that higher margins are attainable in the international markets due to the significantly lower level of competition there as compared to United States markets. The Direct Marketing Association projects a 9% growth rate in the international markets through 2005.

      Direct Response Television. Cable networks represent the traditional conduit for delivering direct response television programs. Historically, direct response television programming has aired on cable networks during off-peak periods. The deregulation of the cable television industry in 1984 and the resulting proliferation of channels, including cable channels dedicated to particular demographic segments, pursuits or lifestyles have opened up additional opportunities for direct response television producers to reach targeted households and has been a major factor behind the rising popularity of direct response television programs.

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

      Most direct response television programs involve products whose features and advantages benefit from a lengthy demonstration or explanation and that are amenable to impulse buying. The leading product categories for direct response television programs are cosmetics, fitness/exercise products, diet/nutrition products, kitchen tools and appliances, self-improvement/education/motivation courses, music (CDs and cassettes) and home videos/DVDs. Direct response television programs discuss and demonstrate the products and provide a toll-free number for viewers to call to purchase the products. In addition, direct response television programs today typically provide a Web address for viewers to obtain additional information or make their purchases online.

      As the industry has developed, the variety of products and services promoted though direct response television programs has steadily increased. Direct response television programs are now routinely used to introduce new products, drive retail traffic, schedule demonstrations and build product and brand awareness for products ranging from automobiles to mutual funds.

      The commercial success of a number of well-known direct response television campaigns in the fitness, kitchen and beauty product categories highlighted the ability of direct response television programming to launch new products, build brand awareness quickly and cost-effectively, and generate immediate revenues and sales leads. In addition, these early successes led to the extension of direct response television programs to many other product categories, including automobiles, computers and financial services. The success of the direct response television format has captured the interest of traditional advertisers seeking to educate consumers about a complex product or service, while promoting product and brand awareness and acquiring sales leads. In recent years, such well-known companies as General Motors, Ford, Nissan, Lexus, Jaguar, Mercedes-Benz, Land Rover, AT&T, Corning, Johnson & Johnson, Time-Life, H&R Block, Microsoft, Magnavox, Apple Computer, Bose, Kodak, Nikon, Princess Cruises, Campbell, Quaker State, Glaxo Wellcome, Philips, Taylor Made and Fidelity Investments have employed direct response television programs to promote their products and services. The adoption of direct response television programs by such recognized household names has added credibility to the direct response television medium.

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

      Recent years have also seen a convergence of direct response television programs with Internet direct response marketing. Virtually all direct response television programs now display a URL in addition to a toll-free telephone number. The addition of an e-commerce component is estimated to boost direct response sales by an estimated 3% to 10% per campaign by Response Magazine’s Fifth Annual State of the Industry Report. The eventual technological convergence of television and the Internet is expected to create new opportunities for the direct marketing industry by removing filters between the marketer and the consumer, offering new levels of interactivity and customization, and speeding the delivery of information and offers to the consumer.

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

      Enhance Diverse Product Portfolio. A diverse product portfolio provides us with a stable source of revenues and less exposure to changes in consumer preferences. We actively seek products through numerous sources such as inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, trade shows as well as our own internal development staff. We believe that our industry reputation as a quality business partner as well as our ability to launch a coordinated worldwide marketing and distribution effort make us a partner of choice for product owners and attracts numerous product proposals from third parties. We review thousands of product proposals annually. In addition, we have an in-house product development staff to create products to capitalize on market opportunities in domestic and international markets.

      Leverage Multi-Tiered Domestic and International Distribution Infrastructure. We utilize multiple distribution channels to maximize customer awareness and brand recognition of our products, thereby extending their lifecycle and maximizing their profit potential. We believe that we are the only direct marketer that can introduce a product in the United States and, through our 186 international distributors and strategic partners, in over 80 countries worldwide within a 60-day period. We utilize direct response television to create customer awareness and brand loyalty of our products on a profitable and expeditious basis. The media exposure of a direct response television campaign typically allows us to expand our sources of revenue and achieve higher levels of profitability by leveraging our media investments through other distribution channels such as retail, home shopping channels (e.g. QVC and Home Shopping Network), print advertisements, catalogs, telemarketing and the Internet. Our revenue mix for fiscal 2003 was 40% domestic direct to consumer, 8% wholesale, 32% international and 20% Internet and other.

      Maintain Low Cost Structure. We strive to maintain a low cost structure by combining our in-house expertise in product testing, marketing development, media buying and direct response television production with outsourced non-core functions such as manufacturing, order processing and fulfillment. We utilize our in-house expertise in functions that are critical to the success of our business and contracts with third-party providers where we can achieve significant cost savings and efficiencies. In addition, we have structured our international operations as distributorships and strategic partnerships to avoid the significant costs and risks associated with managing far-reaching overseas operations.

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

Growth Strategy

      Our growth strategy is to (i) continue to develop various marketing channels to extend product life cycles and create additional revenue and profit opportunities, (ii) make strategic acquisitions of synergistic single product or distribution channel companies that can benefit from our highly developed infrastructure, (iii) increase international sales by further expanding the scope of our relationships with existing international distributors and strategic partners and adding new international distributors and strategic partners in underserved markets, (iv) increase our focus on product branding through direct response television to facilitate sales across distribution channels and product categories and build valuable brand equity over time by virtue of our significant annual media spending, and (v) add revenue diversification through ancillary business opportunities such as membership clubs, media buying and product sourcing services for third parties.

Recent Acquisition

      In May 2002, we acquired Reliant Interactive Media Corp. Reliant is a direct marketer of consumer products primarily through direct response television and through secondary sources such as the Internet and QVC. Reliant manages the direct marketing for the majority of its products in both the United States and the United Kingdom. This includes product selection and development, manufacturing by third parties, acquiring television media through a media agency, production and broadcast of programming and outsourced order processing, fulfillment, and customer service. The acquisition of Reliant expanded our existing housewares product category, enhanced our product generation infrastructure and improved our product development capabilities.

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

      We bring both internally and externally generated products to market. We have a product development staff whose responsibility is to identify new products that will be successful in direct response television marketing and other direct marketing channels. We review products for acquisition and/or development at various states of completion. We differentiate products according to three product development/acquisition models, each of which typically accounts for one third of our existing product portfolio: products acquired from owners or inventors; in-house developed products; and distribution partnerships.

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

Current Products

      We market a variety of consumer products which we classify into three product categories: fitness, health & beauty and housewares. During fiscal 2003, we offered numerous products to consumers through our various distribution channels. We currently offer the following products:

      Fitness.

•	The Orbitrek and the Orbitrek Pro, elliptical cardiovascular, full-body exercise machines.

      Health and beauty.

•	KlearAction, an all-in-one acne treatment system that keeps pimples, blemishes and blackheads under control and minimizes future outbreaks;

•	Youth Cocktail, natural age-Fighting herbal vitamins and minerals;

•	Magnassager, a powerful hand-held massager utilizing three rotating stainless steel balls to provide muscle relief; and

•	Sudden Lift, a comprehensive facial skin care system that temporarily lifts and firms skin, erases wrinkles, fine lines and puffiness.

      Housewares.

•	Le Presse, a high quality food preparation system with numerous slicing attachments;

•	Flavorwave Oven, an infrared oven that cooks food evenly from the inside out faster than a microwave oven;

•	Thunderstick and Thunderstick Pro Mixers, each a powerful handheld blender/food processor that can be used to replace a variety of counter top appliances, including mixers, juicers and coffee grinders;

•	True Sleeper, a visco elastic foam mattress topper that provides an extra comfortable sleeping surface over your existing mattress; and

•	“Q” portable grill, a compact, affordable gas grill weighing eight pounds, with dual gas controls, stainless steel construction and a full range of cooking temperatures.

Multi-Tiered Distribution Channels

      We believe that our multi-tiered distribution channels provide us a competitive advantage in attracting, marketing and selling products. The various distribution channels enable us to introduce products in multiple markets through multiple channels simultaneously. This allows us to capitalize on the customer awareness and branding recognition created by our investment in direct response television media. It also allows us to capitalize on opportunities in individual markets by developing and selling products specifically for certain distribution channels. Our distribution channels consist of (i) domestic direct response television, (ii) international direct response television, (iii) international wholesale, (iv) retail, (v) home shopping channels, (vi) the Internet, (vii) catalogs, (viii) credit card inserts, (ix) print advertisements, and (x) database marketing.

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

      We believe that direct response television drives our multi-tiered distribution strategy by creating consumer awareness in target markets on a profitable and cost-effective basis, which can be subsequently capitalized on through our other distribution channels such as wholesale, retail, Internet, and other channels. We seek to coordinate our direct response television strategy with other distribution channels’ strategies to maximize sales and profitability of each product. The media exposure of a direct response television campaign typically allows us to expand our sources of revenue and achieve higher levels of profitability by leveraging our media investments through other distribution channels.

      International Direct Response Television. Our direct television infrastructure includes international operations in Canada. Our Canadian international direct response television resources are operated in a similar manner to our domestic direct response television resources, except that we make international media purchases directly rather than through media brokers. During fiscal 2003, our Canadian direct response television programming generated sales of approximately $5.5 million of our total international sales of $51.3 million. During the fourth quarter of fiscal 2002, we expanded our international direct response efforts to the United Kingdom, where we have developed a full-time direct response television channel that allows us to air our customized direct response programs throughout the United Kingdom on a 24-hour basis.

      We believe that our international direct response television infrastructure supports our multi-tiered distribution strategy in the same manner as our domestic efforts. The increased consumer awareness created in these international markets generates increased sales through our international wholesale and retail channels.

      International Wholesale. We believe that we are the only direct marketer that can introduce a product in the United States and, through our 186 international distributors and strategic partners, in more than 80 countries worldwide within a 60-day period. We provide these distributors and strategic partners with customized direct response television programming, products and consulting services and the distributors and strategic partners control the direct marketing of the products, including media purchasing, order processing and fulfillment, in their local markets. By allowing our partners to control all local operations, we avoid local market and currency risks as well as investments in inventory and distribution infrastructure.

      We have spent ten years developing strategic relationships with leading consumer product distributors throughout the world. We believe that our historical success, innovative products and honest business practices provide us a competitive advantage in attracting and retaining international distributors and strategic partners, and discourage similar relationships with our competitors. International sales have grown from $1.3 million in fiscal 1998 to $51.3 million in fiscal 2003. We believe that there is less competition internationally and increasing availability of television media (as deregulation of direct marketing continues in additional countries) creating less margin pressure and higher sales potential. We expect that international business will represent our highest growth opportunity, both in terms of increased sales in existing markets as well as expansion into new territories.

      The map below employs shading to identify those countries in which we have an existing strategic partnership. Where we have multiple strategic partnerships, the number of such partnerships is indicated by parenthetical notation next to the name of the country.

Argentina(2)

Australia(2)
Austria(5)
Bahrain
Belgium(4)
Bolivia
Bosnia(3)
Brazil(2)
Bulgaria
Caribbean(5)
Chile(2)
Colombia
Costa Rica(2)
Croatia(3)
Cyprus(2)
Czech Republic(4)
Denmark(2)
Dominican Republic
Ecuador
Egypt
El Salvador
Estonia(2)
Finland(2)
France(2)
Germany(6)
Guatemala
Hungary(2)
India(2)
Indonesia
Ireland(2)
Israel
Italy(2)
Japan(5)
Kazakhstan
Kuwait
Latvia(2)
Lebanon
Lithuania(2)
Macedonia
Malaysia
Malta
Mexico(2)
Mongolia
Morocco
Nepal
Netherlands(3)
New Zealand
Nicaragua
Norway
Oman
Panama
Paraguay
Peru
Philippines(2)
Poland(3)
Portugal(2)
Puerto Rico(2)
Qatar
Romania(2)
Russia(4)
Saudi Arabia
Singapore(2)
Slovakia(3)
Slovenia
South Africa(3)
South Korea(4)
Spain(6)
Sri Lanka
Surinam
Sweden(3)
Switzerland(5)
Syria
Tahiti(2)
Taiwan
Thailand
Trinidad(2)
Tunis
Turkey
Ukraine(2)
United Arab Emirates
United Kingdom(9)
Uruguay
Venezuela
Yemen
Yugoslavia

     Retail. We have many major retail customers that stock our products in their stores, including Target, Sports Authority, Big 5 and Walgreens. Retail sales capitalize on the customer awareness and brand loyalty created by direct response television programming without the additional media costs. Consequently, gross margins for retail sales are typically comparable to those of direct response television. Retail sales attract those consumers who either want to touch and feel the product or are not otherwise inclined to purchase through a direct response television program. We believe that the presence of our products in major national retailers lends credibility to our products and furthers customer awareness and brand loyalty.

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

      Our websites provide consumers with a broad selection of products in a user-friendly manner in three different languages, while generating high margins. Our Internet strategy leverages off of the significant direct response television media spending and the customer awareness and brand loyalty created through retail sales and home shopping channels. Internet sales have increased from $884,000 in fiscal 1999 to $24.0 million in fiscal 2003. We believe that Internet sales and profitability will continue to grow as the Internet becomes a more accepted medium for the purchase of goods and as our customer base increases through our other distribution channels.

      Catalogs. We sell our products to numerous national catalog publishers on a wholesale basis. Some of our larger catalog customers include J.C. Penney, Taylor Gifts, Publishers Clearing House, Technobrands and Lifestyle Fascination. We believe that catalog sales enable us to market our products to an expanded demographic base of customers that have been targeted by the cataloger. We sell our products to catalog companies wholesale and therefore avoid inventory and fulfillment requirements.

      Credit Card Inserts. We contract with certain syndicators to sell our products through credit card inserts by advertising our products in bills mailed to credit card customers. This distribution channel is a low cost method by which we can market our products to selected demographic groups. We selectively utilize credit card inserts for lower priced products that do not require complicated marketing information.

      Print Advertisements. We purchase print advertising for our products in selective situations to supplement existing marketing efforts or as a low cost alternative marketing channel. Print advertisement can serve as an effective reminder to consumers to purchase a product or means to target a market not otherwise reached through other distribution channels.

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

      Direct Response Television Production. We have extensive experience in producing direct response television programs, having produced over 30 programs since the beginning of fiscal 2001. After we decide to market a product we will typically produce the thirty-minute direct response television program in-house. Depending on the type of product, we can produce programs in-house for between $50,000 to $200,000. Our in-house production costs are substantially below the industry average and provide us with decreased risk, increased potential profits and greater product diversity. Developing the production in-house also enables us to manage with efficiency and flexibility one of the most crucial parts of the direct marketing process.

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

      Product Manufacturing. We outsource the production of our merchandise to third-party manufacturers, primarily in China. Given the importance of obtaining high quality, low cost products, we have built a dedicated in-house company, Concept and Products Solutions, Inc., that focuses exclusively on developing proprietary relationships with overseas manufacturers to source quality products at the lowest cost available. This effort has been so successful that we now offer our services to third-party direct marketers. We typically source products from multiple manufacturers in order to avoid supplier concentration risks. Our management has an average of eight years experience with our primary manufacturers. These long-term relationships provide all parties with confidence and mutually beneficial incentives. We believe that one of our competitive advantages is our ability to minimize our manufacturing costs while maintaining quality and production continuity. We employ in-house personnel and third-parties to oversee the manufacturing process and provide quality assurance/quality control functions. We believe that our oversight of the manufacturing process enhances the economics of our products through lower manufacturing costs and reduced warranty claims.

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

      Order Processing. Our direct response television programs typically ask viewers to call a toll free number to order the advertised product at the advertised price. We outsource our order processing primarily through long-standing arrangements with third parties such as West Corporation. We closely monitor order processing to obtain customer ordering data and for quality control purposes through on-line communications and database access. We also seek to have our order processing attempt to up-sell products or offer additional related products to maximize sales to each customer.

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

Customers

      Our customers include thousands of individual domestic and international consumers, numerous retail chains, the Home Shopping Network, QVC, 186 international distributors and strategic partners and many national catalog publishers. No single customer accounted for greater than five percent (5%) of revenues for any of our 2001, 2002 and 2003 fiscal years.

Warranties

      We generally offer an unconditional 30-day money back return policy to purchasers of any of our products. Our manufacturers typically offer warranties, which vary depending upon the product and the manufacturer. The average return rate of our products, excluding Krane Products, Inc., for each of fiscal 2001, 2002 and 2003 was 9.1%, 7.5% and 9.3%, respectively. The average return rate for Krane for 2003 was 40.7%. We believe that our return experience for each channel of distribution is within the customary range for direct marketing businesses.

Competition

      The direct marketing industry is large and highly fragmented, with the majority of industry sales generated by single-product and single-channel companies. We define our primary competition as multi-channel and multi-product direct marketing companies. We believe that our primary competitors are Guthy-Renker and Good Times Entertainment Limited, both of which market their products in the United States through direct response television, retail, the Internet and other wholesale channels. Companies such as American Telecast, Direct Focus, Tristar Products, AMS Direct and Ronco currently market several successful products primarily through direct response television programs. Additionally, there are a number of direct marketing companies that market their products primarily through catalogs.

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

Intellectual Property

      Our success at attracting, marketing and selling products depends significantly on our ability to establish brand name recognition for our products. In order to protect our brand awareness, we own or license intellectual property rights associated with each product, including trademark, copyright and patent protections. In addition, we typically seek to acquire all related Internet URLs associated with our products. We protect ourselves from competitors that produce, market and sell imitations of our products through establishment and enforcement of our intellectual property rights. In addition to securing intellectual property rights related to our products, we rely on confidentiality, license and other agreements with employees, customers, international distributors, strategic partners and others to protect our proprietary rights.

Government Regulation

      Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Products Safety Commission, the Federal Communications Commission, the Food and Drug Administration, attorney generals of various states and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to our operations, and to various products marketed by us, are numerous, complex and subject to change.

      Our international business is subject to the laws and regulations of Canada, the United Kingdom and Germany, and our international strategic partners are subject to the laws of the European Union and the various other countries in which we sell products, including, but not limited to, the various consumer and health protection laws and regulations in these markets. If any significant actions were brought against us or any of our subsidiaries or strategic partners in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which we obtain a significant portion of media, we could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of our market will not adversely affect our business or results of operations.

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

Employees

      As of July 11, 2003, we had approximately 159 employees, of which 23 were in direct response television production, 12 were in product development and acquisition and 124 were in sales, operations, administration and accounting. None of our employees are represented by a labor organization. We consider our employee relations to be good.

Item 2.     Properties

      We lease approximately 22,362 square feet of space located at 78-140 Calle Tampico, La Quinta, California at which we maintain our principal executive offices. The lease for this facility has a 20-year term commencing April 2001 and provides for annual rent of approximately $268,000. Until August 2002, this facility was owned by William F. Hay and Denise DuBarry-Hay. See “Item 13 — Certain Relationships and Related Transactions.”

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

      We are a party from time to time in other routine legal proceedings arising in the ordinary course of its business. Although the outcome of any proceedings cannot be predicted accurately, we do not believe any liability that might result from the proceedings could have a material adverse effect on our business, financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      The annual meeting of the stockholders of Thane International, Inc. was held on November 7, 2002 at which the following action was taken:

1.	The stockholders elected the three Class I directors, Mr. William F. Hay, Ms. Denise DuBarry-Hay and Mr. Dean Belbas, for terms expiring on the date of the annual meeting in 2005. The voting was as follows:

              FOR:     32,375,253 shares                    WITHHELD:     18,776 shares

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock commenced trading on the over-the-counter market under the symbol “THAN” on May 24, 2002. Prior to that time, our common stock was not publicly traded, and no market information is available. The following table sets forth, for the period indicated, the high and low reported prices per share of our common stock on the over-the-counter market reporting system.

	Stock Price

Fiscal Year	High	Low

2003
First Quarter (From May 24, 2002 to June 28, 2002)	$8.50	$4.80
Second Quarter	$4.70	$1.65
Third Quarter	$1.50	$0.33
Fourth Quarter	$0.60	$0.30
April 1, 2003 to July 11, 2003	$0.51	$0.24

      As of June 6, 2003, there were approximately 595 holders of record of our common stock.

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

      In May 2002, we issued an aggregate of 3,532,414 shares of our common stock to the Stockholders of Reliant Interactive Media Corp, a Nevada corporation, in connection with our acquisition of all the issued and outstanding capital stock of Reliant. Of these total shares, 2,214,275 were placed in escrow in accordance with the terms of the merger agreement.

      These stock and warrant issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction by an issuer not involving any public offering.

      From June 1999 to November 2002, we issued options to purchase up to an aggregate of 2,880,000 shares and 546,000 shares of our common stock to certain employees pursuant to our 1999 and 2002 Stock Option Plans, respectively. There are currently 2,856,000 and 521,000 options outstanding pursuant to our 1999 and 2002 Stock Option Plans, respectively.

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

      The recipients of securities in each transaction described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in each transaction. All recipients had adequate access, through their relationship with us, to information about us.

Item 6.	Selected Financial Data

      The following selected consolidated financial data for the most recent five fiscal years ended March 31 is qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The Statement of Operations Data set forth below with respect to fiscal 2001, 2002 and 2003 and the Balance Sheet Data as of March 31, 2002 and 2003 are derived from Thane’s audited financial statements included elsewhere in this Form 10-K. The Statement of Operations Data for fiscal 1999 and 2000 and the Balance Sheet Data as of March 31, 1999, 2000 and 2001 are derived from audited financial statements not included herein.

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Statement of Operations Data
Total revenues	$109,236	$79,582	$189,937	$231,453	$159,224
Cost of sales, including selling expenses	90,925	63,039	148,722	179,775	132,866
General and administrative expenses	7,135	8,376	12,210	20,662	34,655
Impairment of goodwill(4)	—	—	—	—	25,888
Depreciation	194	196	146	422	715
Total costs and expenses	98,254	71,611	161,078	200,859	194,124
Income (loss) from operations	10,982	7,971	28,859	30,594	(34,900)
Interest income (expense), net(1)(3)	230	(1,991)	(2,497)	(11,492)	(5,006)
Minority interest and other	(187)	(269)	(317)	(382)	(286)
Income (loss) before income taxes (benefit)	11,025	5,711	26,045	18,720	(40,192)
Provision (benefit) for income taxes	3,916	1,501	10,053	8,860	(3,143)
Net income (loss)	$7,109	$4,210	$15,992	$9,860	(37,049)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,120	$2,249	$4,060	$13,568	$3,875
Working capital	12,504	2,992	13,649	20,460	12,521
Total assets	22,264	18,787	63,157	93,326	53,969
Total debt	—	22,500	23,433	27,907	29,099
Total stockholders’ equity (deficit)(1)	13,953	(11,016)	5,195	36,047	9,115
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$2,869	$1,791	$1,567	$23,199	$(8,012)
Net cash provided by (used in) investing activities	(216)	(139)	(669)	(1,710)	(1,384)
Net cash provided by (used in) financing activities	(1,096)	(6,523)	913	(11,981)	(297)
Net increase (decrease) in cash and cash equivalents	$1,557	$(4,871)	$1,811	$9,508	$(9,693)

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Other Operating and Financial Data:
EBITDA(2)	$11,176	$8,167	$29,005	$31,016	$(34,185)
Capital expenditures	182	139	319	961	440
Total costs and expenses as a percentage of total revenues	89.95%	89.98%	84.81%	86.78%	121.92%
Income (loss) from operations as a percentage of total revenues	10.05%	10.01%	15.19%	13.22%	(21.92)%
EBITDA as a percentage of total revenues(2)	10.23%	10.26%	15.27%	13.40%	(21.47)%

(1)	In June 1999, Thane completed a leveraged recapitalization pursuant to which Thane redeemed approximately $36.0 million of equity securities and borrowed approximately $23.5 million in debt. The accounting treatment for the transaction reduced stockholders’ equity by $29.9 million.

(2)	As used in the table above, EBITDA consists of earnings (loss) before interest, income taxes, minority interest and other, depreciation, and amortization. From the table above, EBITDA is computed by combining the amounts related to income (loss) from operations and depreciation and amortization. We believe that, because EBITDA is a measure of financial performance, it is useful to investors as an indicator of a company’s ability to fund its operations and to service or incur debt. EBITDA is not a measure calculated under accounting principles generally accepted in the United States. Other companies may calculate EBITDA differently. It is not an alternative to operating income as an indicator of our operating performance or an alternative to cash flows from operating activities as a measure of liquidity and investors should consider these measures as well.

(3)	In connection with the refinancing of prior credit facilities, we entered into an agreement in February 2002 to repurchase certain warrants held by our prior lenders to acquire 3,964,448 shares of common stock. On March 13, 2002, we purchased all of the warrants issued to such lenders in exchange for a $4.0 million cash payment and the issuance of new warrants to purchase an aggregate of 792,896 shares of common stock. As a result, we recorded approximately $9.1 million in interest expense in fiscal 2002.

(4)	As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets, as of March 31, 2003, indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21.8 million. In conjunction with the Krane acquisition, Thane’s current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane’s existing credit facility. Finally, the Company performed an evaluation of its remaining goodwill. Due to the unpredictable nature of Reliant’s future cash flows and the employment agreements with former majority shareholders of Reliant expiring on March 31, 2005, the Company concluded that the fair value of Reliant’s assets are not sufficient to recover the recorded costs. Accordingly, the Company has recognized a non-cash write-off of the goodwill associated with Reliant of $4.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

      We are engaged in the multi-channel direct marketing of consumer products and services in the fitness, health and beauty and housewares product categories. Our distribution channels in the United States and, through our 186 international distributors and strategic partners, in 80 countries around the world include direct response television, home shopping channels, catalogs, retail, print advertising, credit card inserts and the Internet. We develop and acquire products, arrange low-cost, offshore manufacturing and then market and distribute our products through our various distribution channels. We have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential.

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

      Over the past several years, we have focused on building our international and wholesale channels of distribution. International sales have grown from $1.3 million in fiscal 1998 to $51.3 million in fiscal 2003. Wholesale revenues have increased from $1.8 million in fiscal 1999 to $12.9 million in fiscal 2003. We expect that international and wholesale channels of distribution will continue to be a larger part of our revenues. We typically purchase merchandise from our overseas manufacturers, and sell products to our international distributors and strategic partners, in U.S. dollars. Accordingly, while we do not experience significant exposure to foreign currency risk, our trading partners do.

      Our revenues vary throughout the year, with third and fourth fiscal quarter revenues being historically the highest. This was not the case for the year ended March 31, 2002, however. Due to the direct response and wholesale success of a fitness product in the first and second quarters of fiscal 2002, revenues were higher in the first two quarters than the last two quarters and operating income was essentially the same in the first half and the last half of the year. In fiscal 2003, revenues were essentially the same in the first half and the last half of the year and operating income (loss) was higher in the first half primarily due to write-offs, discussed below, of $8.2 million taken in the third quarter, discussed below, and a charge of $25.9 million for impairment of goodwill in the fourth quarter of fiscal 2003. We expect the typical seasonal trend in fiscal 2004. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of our international and wholesale distribution channels and the potential growth of other distribution channels.

      We acquired Krane Products, Inc. on March 15, 2002, therefore, only fifteen days of financial information for Krane is presented for the year ended March 31, 2002. We acquired Reliant Interactive Media Corp. on May 22, 2002, therefore, the financial information for Reliant for the year ended March 31, 2003 only includes the period May 22, 2002 to March 31, 2003.

Results of Operations

      The following table sets forth data from the Statements of Operations for the periods indicated as a percentage of revenue.

	For the Years Ended March 31,

	2001	2002	2003

Total revenues	100.00%	100.00%	100.00%
Cost of sales, including selling expenses	78.30%	77.67%	83.45%
Gross profit	21.70%	22.33%	16.55%
Operating Expenses
General and administrative	6.43%	8.93%	21.76%
Impairment of goodwill	0.00%	0.00%	16.26%
Depreciation	0.08%	0.18%	0.45%
Income (loss) from operations	15.19%	13.22%	(21.92)%
Other Expenses
Interest, minority interest and other	1.48%	5.13%	3.32%
Income (loss) before taxes (benefit)	13.71%	8.09%	(25.24)%
Provision (benefit) for income taxes	5.29%	3.83%	(1.97)%
Net income (loss)	8.42%	4.26%	(23.27)%

The Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

      In the third quarter of the year ended March 31, 2003, the Company took a total write-off of $8.2 million. Of the total loss before income taxes of $(40.2) million for the year, $8.2 million was as a result of the write-off. The write-off primarily consisted of product financing receivables, inventory, prepaid royalties and production costs related to products that we are no longer able to sell in our distribution channels, in the amount of $6.2 million. In addition, the total write-off amount includes a charge of $1.4 million related to a settlement with the Canadian government regarding a health and beauty product sold in Canada for which the Company was required to refund customers who returned the product. The total charge of $8.2 million, for the year ended March 31, 2003, reduced total revenues by $2.2 million; increased cost of sales, including selling expenses, by $5.8 million; and increased general and administrative expenses and other expenses by $30,000 and $129,000, respectively.

      As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets, as of March 31, 2003, indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, the Company recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21.8 million. In conjunction with the Krane acquisition, Thane’s current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane’s existing credit facility. At March 31, 2003, total assets of Krane were approximately $5.7 million and total liabilities were approximately $12.0 million.

      As a result of the above, the operations of Krane will be presented as discontinued beginning in the first quarter of fiscal 2004. The historical amounts for Krane included in the Company’s results from operations for the years ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31, 2003	March 31, 2002

Total revenues	$25,566	$1,251
Cost of sales; including selling expenses	17,551	305
General and administrative	6,399	662
Depreciation and amortization	489	6

Income from operations	1,127	278
Interest expense	1,860	90

Income (loss) before taxes	$(733)	$188

      Finally, the Company performed an evaluation of its remaining goodwill. Due to the unpredictable nature of Reliant’s future cash flows and the employment agreements with former majority shareholders of Reliant expiring on March 31, 2005, the Company concluded that the fair value of Reliant’s assets are not sufficient to recover the recorded costs. Accordingly, the Company has recognized a non-cash write-off of the goodwill associated with Reliant of $4.1 million.

      All comparisons to the prior year below are based on historical amounts for the year ended March 31, 2003, and, accordingly, include the write-offs discussed above.

      Total revenues decreased $72.2 million, or 31.2%, to $159.2 million for the year ended March 31, 2003 from $231.4 million for the year ended March 31, 2002. The decrease in total revenues is primarily attributable to wholesale sales decreasing $49.5 million, or 79.4%, from $62.4 million for the year ended March 31, 2002 to $12.9 million for the year ended March 31, 2003. International sales decreased $40.1 million, or 43.8%, from $91.4 million for the year ended March 31, 2002 to $51.3 million for the year ended March 31, 2003. These decreases were partially offset by direct to consumer sales increasing $17.4 million, or 22.4%, from $77.6 million for the year ended March 31, 2002 to $95.0 million for the year ended March 31, 2003.

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

      In the year ended March 31, 2002, wholesale revenues were comprised predominately of a single fitness product and the year ended March 31, 2003 did not have such a successful product. The decrease in international sales for the year ended March 31, 2003 was directly attributable to decreased sales of a single health and beauty product which comprised a majority of the international sales in fiscal 2002. Direct to consumer sales in fiscal 2003 increased $17.4 million, primarily due to a full year of sales of $24.3 million from Krane, which was acquired in March 2002, and increased Internet sales of $12.6 million, which was offset by a decrease in sales of products sold through direct response TV programs of $23.1 million.

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

      Cost of sales consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales decreased $46.9 million, or 26.1%, to $132.9 million for fiscal 2003 from $179.8 million for fiscal 2002. As a percentage of total revenues, cost of sales increased from 77.67% for the year ended March 31, 2002 to 83.45% for the year ended March 31, 2003. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The increase in cost of sales as a percentage of total revenues for the year ended March 31, 2003 as compared to the year ended March 31, 2002 is partially due to the write-off discussed above as well as lower gross profit margins in the wholesale business during the year.

      Gross profit decreased $25.3 million, or 49.0%, to $26.4 million for the year ended March 31, 2003 from $51.7 million for fiscal 2002. As a percentage of total revenues, gross profit decreased 5.78%, from 22.33% for the year ended March 31, 2002 to 16.55% for the year ended March 31, 2003. The decrease in gross profit as a percentage of total revenues for the year ended March 31, 2003, as compared to March 31, 2002 is partially due to the write-off discussed above as well as lower gross profit margins in the direct to consumer and wholesale businesses during the year due to an attempt to liquidate slow moving inventory.

      General and administrative expenses increased $14.0 million, or 67.7%, to $34.7 million for fiscal 2003 from $20.7 million for fiscal 2002. As a percentage of total revenues, general and administrative expenses increased to 21.76% for the year ended March 31, 2003 from 8.93% for the year ended March 31, 2002. Of the general and administrative expense increase of $14.0 million for the year, $9.2 million was due to general and administrative costs related to our acquisitions of Krane in March 2002, and Reliant in May 2002. In addition, general and administrative costs of our Internet division increased $1.1 million. The balance of the increase was primarily due to increases in legal expenses.

      Impairment of Goodwill. As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21.8 million.

      Additionally, the Company performed an evaluation of its remaining goodwill. Due to the unpredictable nature of Reliant’s future cash flows and the employment agreements with the former majority shareholders of Reliant expiring on March 31, 2005, the Company concluded that the fair value of Reliant’s assets are not sufficient to recover the recorded costs. Accordingly, the Company has recognized a non-cash write-off of the goodwill associated with Reliant of $4.1 million.

      Depreciation expense for the year ended March 31, 2003 increased $293,000 due primarily to the acquisitions discussed above.

      Income (loss) from operations decreased $65.5 million, or 214.1%, to a loss of $(34.9) million for fiscal 2003 from income of $30.6 million for fiscal 2002. As a percentage of total revenues, income (loss) from operations decreased from 13.22% for fiscal 2002 to (21.92)% for fiscal 2003. The $8.2 million write-off discussed above during the third quarter of fiscal 2003 and the goodwill write-offs totaling $25.9 million discussed above during the fourth quarter of fiscal 2003 contributed to the decline, as well as lower sales levels and increased general and administrative expenses discussed above. Loss from operations related to direct to consumer sales was $(36.2) million in fiscal 2003 compared to income of $2.5 million in fiscal 2002. Loss from operations related to wholesale sales in fiscal 2003 was $(4.1) million as compared to income of $12.5 million in fiscal 2002. Income from operations related to international sales in fiscal 2003 was $5.3 million, as compared to $15.6 million in fiscal 2002.

      Other expenses consist of net interest expense and minority interest. Net other expense, for the year ended March 31, 2003, decreased approximately $6.6 million primarily as the result of a $9.1 million interest expense reduction from fiscal 2002 as discussed below offset by higher debt levels due to the Krane acquisition and higher interest rates due to the refinancing of Thane debt in March 2002.

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

      Income (loss) before income taxes (benefit) decreased $58.9 million, or 314.7%, to a loss of $(40.2) million for the year ended March 31, 2003 from income of $18.7 million for the year ended March 31, 2002. The total revenue decrease, increased general and administrative expenses and the write-offs discussed above were the primary reasons for the decrease in fiscal 2003. After applying the effective tax rate (benefit) of (7.8)% and 47.3%, for fiscal 2003 and fiscal 2002, respectively, net income (loss) for the respective periods was $(37.0) million and $9.9 million, a $46.9 million or 475.8% decrease.

The Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001

      Total revenues increased $41.5 million, or 21.9%, to $231.4 million for fiscal 2002 from $189.9 million for fiscal 2001. The increase in total revenues is primarily attributable to wholesale sales increasing $27.7 million, or 79.9%, from $34.7 million to $62.4 million, international sales increasing $69.4 million, or 314.5%, from $22.0 million to $91.4 million, which were offset by a decrease in United States direct marketing sales of $55.6 million, or 41.7%, from $133.2 million to $77.7 million. Wholesale sales consist of products and services sold to United States based businesses such as television shopping channels, retailers, catalogers and Internet companies. International sales consist of products sold outside the United States both to consumers and international distributors and strategic partners. United States direct marketing sales consist of products and services sold directly to United States consumers. The increase in wholesale revenues was primarily related to an increase in the number of retail and catalog customers, which was driven by increased demand for a fitness product. The increase in international sales was attributable to increased sales of fitness and health and beauty products to a large number of international distributors and strategic partners. The decrease in United States direct marketing sales is primarily related to decreased sales of fitness and health and beauty products. We expect wholesale and international sales to continue to be an increasing percentage of our total revenues as these distribution channels continue to mature.

      Cost of sales consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. The increase in cost of sales dollars is primarily due to higher sales levels. Cost of sales increased $31.1 million, or 20.9%, to $179.8 million for fiscal 2002 from $148.7 million for fiscal 2001. As a percentage of total revenues, cost of sales decreased from 78.30% for the year ended March 31, 2001 to 77.67% for the year ended March 31, 2002.

      Gross profit increased $10.5 million, or 25.5%, to $51.7 million for fiscal 2002 from $41.2 million for fiscal 2001. As a percentage of total revenues, gross profit increased 0.63% from 21.70% for fiscal 2001 to 22.33% for fiscal 2002. The decrease in gross profit as a percentage of total revenues is the result of decreased gross profits on domestic direct marketing sales. Gross profit margins were affected slightly by increased media expenditures, changes in product mix and reduced pricing of certain fitness products.

      General and administrative expenses increased $8.5 million, or 69.7%, to $20.7 million for fiscal 2002 from $12.2 million for fiscal 2001. As a percentage of total revenues, general and administrative expenses increased to 8.93% for fiscal 2002 from 6.43% for fiscal 2001. General and administrative expenses increased as a result of the building of our infrastructure during the year to handle our growth and in anticipation of our future growth. Total company employees, excluding Krane employees, were 137 at March 31, 2002 compared to 102 at March 31, 2001, which partially contributed to an increase of $4.4 million in payroll expense for the year. The balance of the increase was primarily the result of increases in general corporate overhead as Thane expanded its operations to several new locations. Depreciation increased $276,000 due primarily to our entering into a capital lease of our corporate headquarters in September 2001.

      Income from operations increased $1.7 million, or 5.9%, to $30.6 million for fiscal 2002 from $28.9 million for fiscal 2001. As a percentage of total revenues, income from operations decreased from 15.19% for fiscal 2001 to 13.22% for fiscal 2002. The decrease in income from operations as a percentage of total revenues is primarily attributable to the increased general and administrative expenses discussed above.

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

      Income before income taxes decreased $7.3 million, or 28.1%, to $18.7 million for fiscal 2002 from $26.0 million for fiscal 2001. The $9.1 million charge to interest expense discussed above was the primary reason for the decrease. After applying the effective tax rate of 47.3% and 38.6%, for fiscal 2002 and fiscal 2001, respectively, net income for the respective periods was $9.9 million and $16.0 million, a 38.1% decrease.

Financial Condition, Liquidity and Capital Resources

      As of March 31, 2003, cash and cash equivalents were $3.9 million compared to $13.6 million at March 31, 2002. Total assets were $53.9 million at March 31, 2003 compared to $93.3 million at March 31, 2002, and total working capital decreased to $12.5 million at March 31, 2003 from $20.5 million at March 31, 2002. The total asset decrease of $39.4 million was primarily the result of the cash decrease of $9.7 million, goodwill decrease of $22.2 million and decreases in receivables and inventories of $5.5 million The primary reason for the working capital decrease was an increase in current maturities of long-term debt of $6.6 million at March 31, 2003, which is more fully described below.

      For the fiscal year ended March 31, 2003, the net cash used in operating activities was $(8.0) million compared to net cash provided by operating activities of $23.2 million for the fiscal year ended March 31, 2002. Net cash used in investing and financing activities was $(1.7) million in the fiscal year ended March 31, 2003 as compared to net cash used in investing and financing activities of $(13.7) million in the fiscal year ended March 31, 2002. The change from 2002 to 2003 is primarily due to the net payments during 2002 related to the line of credit and term debt. The operating activity decrease from year to year was primarily the result of the decrease in net income (loss) of $46.9 million offset by impairment of goodwill of $25.9 million.

      In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation (“Congress”) and Ableco Finance, LLC (“Ableco”) that provided a $20.0 million senior secured revolving credit facility and an aggregate of $14.0 million in term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of these facilities. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane’s lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an Intercreditor Agreement whereby the lenders agreed that there would be no cross-default between the credit facilities of the respective companies.

      In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5.0 million term loan due September 2003. Up to $2.0 million of the term loan was guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, Inc., the Company’s majority stockholder.

      As of December 31, 2002, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on February 6, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of December 31, 2002, set new financial covenants on a quarterly basis going forward, terminated the revolving line of credit portion of this facility under which no monies were borrowed, and required acceleration of the term loan payment originally due in September 2003. The Company paid $1.0 million of the term loan due September 2003 upon the execution of the amendment and an additional $1.0 million was paid as required prior to March 31, 2003. In addition, the original loan and security agreement with Congress was assigned in its entirety to Ableco. All other terms of the original loan and security agreement remained materially the same. Finally, the $2.0 million guarantee discussed above was extended to all term loans under the Ableco credit facility.

      As of March 31, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on June 26, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of March 31, 2003 and set new financial covenants on a quarterly basis going forward. In addition, the Company agreed to use all the proceeds of its expected tax refund of approximately $4.5 million to satisfy the balance of the term loan due September 2003 of $3.0 million and use the balance to prepay the other term loans. All other terms of the original loan and security agreement remained materially the same. At July 11, 2003 the balance of the term loans due under the Ableco credit facility was approximately $14.5 million.

      As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets, as of March 31, 2003, indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21.8 million. In conjunction with the Krane acquisition and as discussed above, Thane’s current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane’s Ableco credit facility.

      At March 31, 2003, total assets of Krane were approximately $5.7 million and total liabilities were approximately $12.0 million. As a result of LaSalle taking 100% of the capital stock of Krane on June 18, 2003, the Company expects to record an extraordinary gain from extinguishment of debt, in the first quarter of 2004, of approximately $5.0 million.

      In connection with the refinancing of prior credit facilities, we entered into an agreement in February 2002 to repurchase certain warrants held by our prior lenders to acquire 3,964,448 shares of our common stock. On March 13, 2002, we purchased all of the warrants issued to such lenders in exchange for $4.0 million cash payment and the issuance of new warrants to purchase an aggregate of 792,896 shares of our common stock. As a result, we recorded approximately $9.1 million in interest expense during 2002.

      We believe that, through future cash flows, sales of certain of our non-core subsidiaries and financing alternatives available, we can continue to meet our short-term obligations and continue to generate the working capital necessary to provide for the long-term liquidity and our future internal growth.

Critical Accounting Policies

     Revenue Recognition

      The Company recognizes revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. All of the criteria are usually met at the time of product shipment. The Company also earns commission income from media brokers and income from third parties for consulting services rendered. The commission income earned from media brokers is netted against advertising expense included in cost of sales. The Company also earns revenue on membership referral fees from a joint venture with a third-party. All shipping and handling costs are recorded within cost of sales.

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

     Income Taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. A valuation allowance is maintained to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Goodwill

      Goodwill represents the excess of the purchase price of each of the Company’s acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 Business Combinations, and in accordance with FAS 142, Goodwill & Intangibles, goodwill has not been amortized and is tested annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of assets to its carrying amount.

     Recent Accounting Pronouncements

      In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity.

      In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position, or liquidity.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      In connection with borrowings under our senior secured credit facility with Ableco, we will experience market risk with respect to changes in the general level of interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates based on the prime rate. Because such rate varies from period to period, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

      Our variable rate debt currently consists of three term loans for total borrowings of $15.2 million.

      Purchases, as well as sales of products through our international distribution channels, are denominated in U.S. dollars and as such we have minimal foreign currency fluctuation risk.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Thane International, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Thane International, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thane International, Inc. and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Orange County, California

June 30, 2003, except for Note 11
          as to which the date is July 2, 2003

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$3,875,000	$13,568,000
Accounts receivable, net of allowance for doubtful accounts of $6,358,000 and $6,342,000 in 2003 and 2002, respectively	18,045,000	19,753,000
Other receivables	1,747,000	621,000
Inventories, net of reserves of $4,678,000 and $4,134,000 in 2003 and 2002, respectively	7,279,000	13,458,000
Prepaid advertising	1,575,000	427,000
Prepaid expenses and other	1,313,000	1,755,000
Due from affiliate	—	3,156,000
Deferred income taxes	5,984,000	6,579,000
Income taxes receivable	4,982,000	515,000

Total Current Assets:	44,800,000	59,832,000
Property and Equipment
Building	3,260,000	3,260,000
Furniture, fixtures and equipment	2,957,000	2,247,000
Less accumulated depreciation	(1,524,000)	(821,000)

	4,693,000	4,686,000
Non-current Assets:
Production costs, net of accumulated amortization of $1,781,000 and $52,000 in 2003 and 2002, respectively	704,000	471,000
Goodwill	2,228,000	24,415,000
Financing costs, net	1,096,000	1,402,000
Deferred income taxes	66,000	496,000
Other non-current assets	382,000	2,024,000

Total non-current assets:	4,476,000	28,808,000

Total assets	$53,969,000	$93,326,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,080,000	$8,819,000
Allowance for product refunds and returns	2,506,000	3,523,000
Accrued expenses	6,999,000	14,238,000
Line of credit	1,872,000	1,522,000
Current portion of long-term debt	15,281,000	9,040,000
Current portion of capital lease obligation	41,000	—
Deferred consideration	500,000	2,230,000

Total current liabilities:	32,279,000	39,372,000
Long-term debt less current portion	8,667,000	14,107,000
Capital lease obligation	3,238,000	3,238,000
Minority interest	670,000	562,000
Commitments and contingencies
Stockholders equity:
Preferred Stock, par value $0.001
Authorized shares — 50,000,000
Issued and outstanding shares — 0	—	—
Class A common stock, par value $0.001:
Authorized shares — 200,000,000
Issued and outstanding shares — 35,462,781 and 31,791,406 in 2003 and 2002, respectively	35,000	32,000
Warrants	5,130,000	5,130,000
Notes receivable — stockholders	(225,000)	—
Additional paid-in capital	32,453,000	22,114,000
Retained earnings (deficit)	(28,278,000)	8,771,000

Total stockholders’ equity	9,115,000	36,047,000

Total Liabilities & Stockholders’ equity	$53,969,000	$93,326,000

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2003	2002	2001

Revenues:
Net product sales	$149,194,000	$218,905,000	$182,499,000
Other	10,030,000	12,548,000	7,438,000

Total revenues	159,224,000	231,453,000	189,937,000
Costs and expenses:
Costs of sales, including selling expenses	132,866,000	179,775,000	148,722,000
General and administrative expenses	34,655,000	20,662,000	12,210,000
Impairment of goodwill	25,888,000	—	—
Depreciation	715,000	422,000	146,000

Total costs and expenses	194,124,000	200,859,000	161,078,000

Income (loss) from operations	(34,900,000)	30,594,000	28,859,000
Interest expense, net	5,006,000	11,492,000	2,497,000
Minority interest, and other	286,000	382,000	317,000

Income (loss) before taxes (benefit)	(40,192,000)	18,720,000	26,045,000
Provision (benefit) for income taxes	(3,143,000)	8,860,000	10,053,000

Net income (loss)	$(37,049,000)	$9,860,000	$15,992,000

Weighed average shares — basic	33,029,868	32,533,958	32,079,968
Basic earnings (loss) per share	$(1.12)	$0.30	$0.50
Weighted average shares — diluted	33,029,868	35,064,425	32,079,968
Diluted earnings (loss) per share	$(1.12)	$0.28	$0.50

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock						Total
				Notes	Additional	Retained	Stockholder’s
	Number of			Receivable —	Paid-In	Earnings	Equity
	Shares	Amount	Warrants	Stockholders	Capital	(Deficit)	(Deficit)

Balance at April 1, 2000	32,000,000	$32,000	$—	$—	$6,033,000	$(17,081,000)	$(11,016,000)
Common stock repurchased	(62,912)	—	—	—	(66,000)	—	(66,000)
Purchase of minority interest in Thane Direct	640,000	1,000	—	—	284,000	—	285,000
Net income	—	—	—	—	—	15,992,000	15,992,000

Balance at March 31, 2001	32,577,088	33,000	—	—	6,251,000	(1,089,000)	5,195,000
Common stock repurchased	(248,898)	—	—	—	(1,185,000)	—	(1,185,000)
Cancellation of common stock	(3,171,552)	(3,000)	—	—	3,000	—	—
Issuance of warrants	—	—	5,130,000	—	—	—	5,130,000
Common stock issued in connection with acquisition	2,634,768	2,000	—	—	17,045,000	—	17,047,000
Net income	—	—	—	—	—	9,860,000	9,860,000

Balance at March 31, 2002	31,791,406	32,000	5,130,000	—	22,114,000	8,771,000	36,047,000
Common stock issued in connection with acquisition	3,532,414	3,000	—	(2,500,000)	9,224,000	—	6,727,000
Payment of deferred consideration	138,961	—	—	—	1,115,000	—	1,115,000
Accrued interest on stockholders’ notes receivable	—	—	—	(128,000)	—	—	(128,000)
Allowance on stockholders’ notes receivable	—	—	—	2,403,000	—	—	2,403,000
Net income	—	—	—	—	—	(37,049,000)	(37,049,000)

Balance at March 31, 2003	35,462,781	$35,000	$5,130,000	$(225,000)	$32,453,000	$(28,278,000)	$9,115,000

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2003	2002	2001

Operating activities
Net income (loss)	$(37,049,000)	$9,860,000	$15,992,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill	25,888,000	—	—
Depreciation	715,000	422,000	146,000
Amortization of production costs	2,094,000	910,000	361,000
Amortization of financing costs	816,000	167,000	165,000
Amortization of discount on acquired debt	660,000	23,000	—
Interest on stockholders’ notes receivable	(128,000)	—	—
Allowance on stockholders’ notes receivable	2,403,000	—	—
Loss on disposal of assets	129,000	—	—
Interest expense attributable to issuance of warrants	—	5,130,000	—
Write-off of financing costs	—	376,000	—
Provision for doubtful accounts	737,000	(41,000)	1,588,000
Provision for inventory reserves	544,000	(224,000)	4,112,000
Deferred income taxes	1,089,000	(2,256,000)	(3,131,000)
Minority interest	157,000	382,000	306,000
Changes in operating assets and liabilities:
Accounts receivable	1,808,000	9,382,000	(21,588,000)
Other receivables	1,280,000	1,368,000	(715,000)
Inventories	6,526,000	7,971,000	(19,365,000)
Prepaid advertising	(1,148,000)	3,667,000	(1,575,000)
Prepaid expenses and other	980,000	779,000	(1,283,000)
Production costs	(1,466,000)	(589,000)	(719,000)
Due from affiliate	3,156,000	(3,156,000)	—
Other assets	(48,000)	(1,554,000)	(245,000)
Accounts payable	(4,118,000)	(5,933,000)	11,210,000
Allowance for product refunds and returns	(1,237,000)	(1,000,000)	3,486,000
Accrued expenses	(7,903,000)	7,300,000	3,956,000
Income taxes, net	(3,897,000)	(9,785,000)	8,866,000

Net cash provided by (used in) operating activities	(8,012,000)	23,199,000	1,567,000
Investing activities
Purchases of furniture, fixtures and equipment	(440,000)	(961,000)	(319,000)
Acquisition of companies, net of cash acquired	1,556,000	(749,000)	—
Acquisitions of minority interest	—	—	(350,000)
Notes issued to stockholders	(2,500,000)	—	—

Net cash provided by (used in) investing activities	(1,384,000)	(1,710,000)	(669,000)
Financing activities
Proceeds from line of credit	350,000	5,000,000	8,133,000
Payments on line of credit	—	(13,333,000)	(3,000,000)
Proceeds from long-term debt	5,000,000	14,000,000	—
Payments on long-term debt	(4,859,000)	(15,414,000)	(4,200,000)
Debt issuance costs	(510,000)	(1,061,000)	—
Repurchase of common stock	—	(1,185,000)	(66,000)
Payment of deferred consideration	(190,000)	—	—
Payments on capital lease obligations	(39,000)	(22,000)	—
Net investments from (payments to) minority owners	(49,000)	34,000	45,000

Net cash provided by (used in) financing activities	(297,000)	(11,981,000)	913,000

Net increase (decrease) in cash and cash equivalents	(9,693,000)	9,508,000	1,811,000
Cash and cash equivalents at beginning of year	13,568,000	4,060,000	2,249,000

Cash and cash equivalents at end of year	$3,875,000	$13,568,000	$4,060,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest, including purchase of warrants	$2,939,000	$5,939,000	$2,427,000
Income taxes	$4,204,000	$20,933,000	$4,125,000
Supplemental disclosures of non-cash items
Capitalization of prepaid acquisition costs	$1,681,000	$—	$—
Payment of deferred consideration with stock	$1,115,000	$—	$—
Adjustment to deferred consideration (Note 2)	$425,000	$—	$—
Asset acquired under capital lease	$80,000	$3,260,000	$—
Write-off of fully amortized production costs	$—	$2,750,000	$—

See accompanying notes.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Operations and Basis of Presentation

Organization and Business

      Thane International, Inc. (the Company) was incorporated on August 28, 1996 under the state laws of Delaware. The Company is engaged in the development and distribution of products primarily through infomercials. The Company also sells its products to retailers and distributors. The Company does business domestically and internationally.

      On May 21, 1999, the Company entered into an Agreement and Plan of Merger (the Recapitalization). Under the terms of the Recapitalization, a company formed by an investor group merged with and into the Company resulting in a new capital structure.

      On January 12, 2001, the Company acquired the remaining 15% interest in Thane Direct, Inc. for $350,000 and 20,000 shares of the Company’s common stock. As a result of this transaction, Thane Direct, Inc. became a wholly owned subsidiary as of that date.

Basis of Presentation

      For the year ended March 31, 2003, the Company incurred a net loss of $37,049,000 and for the year ended March 31, 2002 net income was $9,860,000. In addition, cash (used in) and provided from operating activities was $(8,012,000) and $23,199,000 for the years ended March 31, 2003 and 2002, respectively. The net loss for 2003 includes the write-off of goodwill of $25,888,000 (Note 2) and the $8,200,000 write-off in the third quarter (Note 3).

      As of March 31, 2003, and during 2003, the Company’s principal source of liquidity consisted of cash of $3,875,000 and borrowings under the Company’s credit facility. As discussed in Note 5, the credit facility requires the Company to be in compliance with certain restrictive covenants. The Company was not in compliance with certain of these restrictive covenants at March 31, 2003 and the Company entered into an amendment of its credit facility that waived the existing financial covenants as of March 31, 2003. In addition, management expects the Company to meet its obligations as they come due and expects to have sufficient sources of financing to continue its operations through at least March 31, 2004. Accordingly, the accompanying financial statements have been prepared on a going concern basis.

2.     Acquisitions

     Internet Retailer

      On August 6, 2001, the Company purchased the stock of an internet retailer, Tradewind Products, Inc., for approximately $1,000,000. In accordance with the purchase agreement, there are contingent payments in the form of cash and Company stock that may be made in the event certain thresholds are met. As it is more likely than not that these thresholds will be met, the Company has accrued $2,230,000 for these payments. This acquisition was accounted for using the purchase method of accounting and its operating results are included in the statement of income subsequent to the date of acquisition.

      A summary of goodwill recorded in connection with the transaction is as follows:

Excess of cost over net assets acquired	$286,000
Deferred consideration	2,230,000
Acquisition costs	137,000

Total goodwill	$2,653,000

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the Company paid $190,000 in cash and $1,115,000 in the form of 138,961 shares of Company Class A common stock, calculated in accordance with the terms of the purchase agreement, toward its deferred consideration. In May 2003, the Company renegotiated the remaining deferred consideration from a stock based payment of $925,000 to a cash based payment of $500,000. Upon execution of the agreement, the Company paid $300,000 toward this obligation and goodwill was reduced from $2,653,000 to $2,228,000. The remaining $200,000 is contingent upon certain events and is payable, if due, as of November 3, 2003.

     Krane Products

      On March 15, 2002, the Company acquired 100% of Krane Holdings, Inc. (Krane) and its wholly-owned subsidiary Krane Products, Inc. in exchange for approximately 2,635,000 shares of the Company’s common stock. Each share of Krane stock was exchanged for approximately 2.424 shares of the Company’s common stock in a transaction valued at $17,047,000. This acquisition was accounted for using the purchase method of accounting and its operating results are included in the statement of income subsequent to the date of acquisition. The components of the purchase price and goodwill are as follows:

Allocation of Purchase Price
Cash	$621,000
Accounts receivable	4,213,000
Deferred tax assets	1,697,000
Property and equipment	389,000
Financing costs	356,000
Other assets	331,000
Excess of cost over net liabilities acquired	21,499,000
Accounts payable	(231,000)
Accrued expenses and other liabilities	(868,000)
Long term debt (net)	(10,960,000)

Total purchase price	$17,047,000

Components of goodwill:
Excess of cost over net liabilities acquired	$21,499,000
Acquisition costs	263,000

Total goodwill	$21,762,000

      As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants (Note 5). In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. Accordingly, the operations of Krane will be presented as discontinued beginning in the first quarter of fiscal 2004 and as a result of LaSalle exercising its rights, the assets and liabilities of Krane will no longer be consolidated with the Company as of June 18, 2003. At March 31, 2003, total assets of Krane were approximately $5.7 million and total liabilities were approximately $12.0 million. As a result of LaSalle taking 100% of the capital stock of Krane on June 18, 2003, the Company expects to record an extraordinary gain from extinguishment of debt, in the first quarter of 2004, of approximately $5.0 million.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Reliant Interactive Media Corp.

      In May 2002, the Company acquired 100% of Reliant Interactive Media Corp. (Reliant) in exchange for 3,532,414 shares of the Company’s common stock, of which 2,214,275 were issued to Reliant’s principal shareholders and placed in escrow (the “Escrowed Shares”). Each share of Reliant stock was exchanged for approximately 0.3049459 shares of the Company’s common stock in a transaction originally valued at approximately $24,727,000 resulting in initial goodwill of $19,626,000.

      In accordance with the employment agreements entered into between the Company and Reliant’s principal shareholders, the Company loaned $2,500,000 to Reliant’s principal shareholders, with the underlying notes accruing interest at 6%. In the event that certain thresholds are met in future years, the loans will be forgiven and recognized as compensation expense. The notes and accrued interest are reflected as a reduction of equity.

      Of the 2,214,275 escrowed shares of the Company’s stock, 442,854 shares represent collateral for these loans. The amount of the loans and accrued interest of $2,628,000 has been reduced by $2,403,000, such that the net amount of the loan and accrued interest approximate the fair market value of the collateral shares. The $2,403,000 has been recorded as compensation expense, which is a component of general and administrative expenses, and will be adjusted as an increase or decrease to expense based on changes in market value of the underlying shares until such time as the loan is repaid. The remaining 1,771,421 shares have also been placed in escrow and may be earned in the event that certain future quarterly and cumulative earnings thresholds are met. As of March 31, 2003, none of these thresholds had been met and all shares remained in escrow. All of the shares in escrow revert back to the majority shareholders in the event the thresholds are not met. Subsequent to year-end, 1,771,421 shares were released from escrow and purchased by two of the majority shareholders of the Company (Note 11).

      Due to the contingent nature of the earnings thresholds discussed above and the unlikely nature that they will be achieved in the future, the Company revalued its purchase accounting as of the acquisition date to exclude all shares placed in escrow. This resulted in a decrease of the goodwill and paid-in-capital amounts previously reported by approximately $15,500,000.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the final purchase price and goodwill are as follows:

Allocation of purchase price:
Cash	$1,696,000
Accounts receivable, net	837,000
Other receivables	3,054,000
Inventories	891,000
Income taxes receivable	570,000
Prepaid expenses and other assets	924,000
Production costs	861,000
Excess of cost over net liabilities acquired	2,305,000
Accounts payable	(1,028,000)
Accrued expenses and other liabilities	(883,000)

Total purchase price	$9,227,000

Components of goodwill:
Excess of cost over net liabilities acquired	$2,305,000
Acquisition costs	1,821,000

Total goodwill	$4,126,000

      During 2003, the Company performed an evaluation of its goodwill related to the acquisition of Reliant. Due to the unpredictable nature of future cash flows and the employment agreements with the former majority shareholders of Reliant expiring on March 31, 2005, the Company concluded that the fair value of Reliant’s assets are not sufficient to recover the recorded costs. Accordingly, the Company has recognized a non-cash write-off of the goodwill associated with Reliant of $4,126,000 in 2003.

Pro Forma Results (Unaudited)

      The unaudited pro forma financial information below for the years ended March 31, 2003, 2002 and 2001 were prepared as if the transactions above had occurred on April 1, 2000, and assumes the refinancing and warrant repurchase (Note 5) occurred on March 31, 2000 to facilitate the transactions as of this date.

	Years Ended March 31,

	2003	2002	2001

Revenues	$164,223,000	$314,017,000	$261,957,000
Total costs and expenses	$199,920,000	$276,472,000	$228,360,000
Net income (loss)	$(37,521,000)	$20,334,000	$17,706,000
Basic earnings (loss) per share	$(1.13)	$0.61	$0.54
Diluted earnings (loss) per share	$(1.13)	$0.57	$0.54

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

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Thane International, Inc. and all of its direct and indirect wholly-owned subsidiaries, TDG, Inc., West Coast Direct Marketing, Inc., La Quinta Services Corp., Concept and Product Solutions, Inc., Thane Direct, Inc., Thane Direct Canada, Inc., Thane Direct FSC, Inc., Thane Direct UK Limited, Xebec Productions, Inc., Time Prophets, Inc., Krane Holdings, Inc., Krane Products, Inc., Reliant Interactive Media Corp., TrendPro TV GmbH, Tradewind Products, Inc., and majority-owned subsidiaries, Clinical Results, Inc., and Fox Marketing, Inc. All significant intercompany balances and transactions have been eliminated.

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

     Reclassification

      Certain amounts for 2002 and 2001 have been reclassified to conform with the 2003 financial statement presentation.

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

      The Company has a diversified customer base, which includes some customers who are located in foreign countries. For the years ended March 31, 2003, 2002 and 2001, revenue from international customers was approximately 32%, 35% and 11%, respectively, of total revenues. The Company monitors extensions of credit and maintains allowances for potential credit losses. Such losses have generally been within management’s expectations.

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

     Accounts Receivable

      Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

     Inventories

      Inventories consist primarily of products purchased for resale and are stated at the lower of cost (determined by the first-in, first-out method) or market.

     Income Taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. A valuation allowance is maintained to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Reserves

      In the quarter ended December 31, 2002, the Company recorded a total write-off of $8,200,000. The write-off primarily consisted of product financing receivables, inventory, prepaid royalties and production costs related to products that we are no longer able to sell in the Company’s distribution channels, in the amount of $6,200,000. In addition, the total write-off amount includes a charge of $1,400,000 related to a settlement with the Canadian government regarding a health and beauty product sold in Canada for which the Company was required to refund customers who returned the product. The total charge of $8,200,000, reduced total revenues by $2,200,000, increased cost of sales, including selling expenses, by $5,800,000 and increased general and administrative expenses and other expenses by $30,000 and $129,000, respectively.

     Costs Associated with Infomercials

      Television advertisement of products comprises the main components of the Company’s direct-response marketing efforts, and its primary purpose is to elicit sales to customers. The costs associated with airing television infomercials include media and production costs. In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP 93-7) entitled “Reporting on Advertising Costs.” The Company defers these costs associated with infomercials in accordance with SOP 93-7.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Prepaid Advertising

      Prepaid advertising includes payments made for media and telemarketing costs associated with orders for products that have been placed, but not yet shipped. These costs are expensed when the sales are recognized.

      Net advertising expense was approximately $22,598,000, $53,861,000 and $43,250,000 for the years ended March 31, 2003, 2002 and 2001, respectively. This expense is reflected in cost of sales in the consolidated statements of income.

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

     Impairment of Long-Lived Assets

      The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the carrying value of the asset over the asset’s fair value or estimates of future undiscounted cash flow. At March 31, 2003, the Company’s review of long-lived assets, other than goodwill, showed no indications of loss or impairment. Accordingly, no impairment loss was recorded in 2003, 2002 or 2001.

     Goodwill

      Goodwill represents the excess of the purchase price of each of the Company’s acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS No. 141 Business Combinations, and in accordance with FAS No. 142, Goodwill & Other Intangible Assets, goodwill has not been amortized and is tested annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of assets to its carrying amount (Note 2).

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the year ended March 31, 2003, are as follows:

	Internet
	Retailer	Krane	Reliant	Total

Balance as of March 31, 2002	$2,653,000	$21,762,000	$—	$24,415,000
Goodwill acquired during the year	—	—	4,126,000	4,126,000
Goodwill impairment	—	(21,762,000)	(4,126,000)	(25,888,000)
Renegotiation of deferred consideration	(425,000)	—	—	(425,000)

Balance as of March 31, 2003	$2,228,000	$—	$—	$2,228,000

     Accrued Expenses

      Accrued expenses include the following for the years ended March 31:

	2003	2002

Accrual for management and employee compensation	$1,702,000	$3,660,000
Deferred revenue	745,000	2,071,000
Royalties and profit participation	179,000	3,852,000
Accrued acquisition costs	—	1,210,000
Accrual for unbilled legal fees	598,000	462,000
Accrued management fees	375,000	75,000
Accrued interest	298,000	53,000
Other	3,102,000	2,855,000

	$6,999,000	$14,238,000

     Revenue Recognition

      The Company recognizes revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. All of the criteria are usually met at the time of product shipment. The Company also earns commission income from media brokers and income from third parties for consulting services rendered. The commission income earned from media brokers is netted against advertising expense included in cost of sales. The Company also earns revenue on membership referral fees from a joint venture with a third-party. All shipping and handling costs are recorded within cost of sales.

      Generally, it is the Company’s policy to refund unconditionally the total price of merchandise, less shipping and handling, for merchandise returned within 30 days. The Company provides an allowance, based on experience, for returned merchandise.

     Stock-Based Employee Compensation

      The Company accounts for stock-based employee compensation plans under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. The Company has adopted the disclosure only provisions of FAS No. 123 Accounting for Stock-Based Compensation (FAS 123) as amended by FAS No. 148 Accounting for Stock-Based Compensation — Transition & Disclosure (FAS 148). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has two stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of APB 25. No stock based employee compensation costs are reflected in net income, as all options granted under these plans had exercise prices that were equal to or greater than the market value of the common stock on their grant date. In previous fiscal years as a private entity, the Company utilized the minimum value method to estimate the fair value of options granted. In 2003, the Company utilized the Black-Scholes option-pricing model. Had the Company elected to adopt the fair value recognition provisions of FAS 123, there would have been no material change to net income (loss) or earnings (loss) per share.

     Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Line of Credit and Term Debt. The carrying amount approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

Accounts Receivable. The carrying amount approximates fair value.

Accounts Payable. The carrying amount approximates fair value.

Earnings (Loss) Per Share

      The computation of basic and diluted income (loss) per share of common stock based on the weighted average number of shares outstanding during the period of the financial statements as follows:

	For the Year Ended March 31, 2003

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Loss Per Share
Loss available to common stockholders	$(37,049,000)	33,029,868	$(1.12)

Effect of Dilutive Securities	—	—

Diluted Loss Per Share
Loss available to common stockholders plus assumed conversions	$(37,049,000)	33,029,868	$(1.12)

      The computation of weighted average shares for the year ended March 31, 2003 excludes the 2,214,275 Escrowed Shares related to the Reliant acquisition (Note 2).

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Income available to common stockholders	$9,860,000	32,533,958	$0.30

Effect of Dilutive Securities
Common stock options	—	1,598,621
Common stock amounts	—	792,885
Deferred consideration	—	138,961

Diluted Income Per Share
Income available to common stockholders plus assumed conversions	$9,860,000	35,064,425	$0.28

	For the Year Ended March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Income available to common stockholders	$15,992,000	32,079,968	$0.50

Effect of Dilutive Securities	—	—

Diluted Income Per Share
Income available to common stockholders plus assumed conversions	$15,992,000	32,079,968	$0.50

Recent Accounting Pronouncements

      In April 2003, the FASB issued Statement 149, Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities, which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity.

      In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position, or liquidity.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply.

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

      Previously, the Company paid a management fee of approximately $21,000 per month to the Company’s equity investor. In January 2002, the Company and the equity investor entered into an amended agreement that terminated the monthly fee in the original agreement in exchange for a one time cash payment of $1,500,000 under a new five-year agreement expiring January 2007. The payment is contingent on the raising of additional capital by the Company. The Company is currently accruing $25,000 per month related to this fee. Upon payment, the unaccrued balance of the fee will be capitalized and amortized over the remaining term of the agreement. Included in general and administrative expenses are management consulting and financial services fees paid to H.I.G. Capital, LLC, an affiliate of the Company’s majority stockholder H.I.G. Direct Marketing Holdings. The Company incurred approximately $300,000, $187,000 and $451,000 in these management fees for fiscal 2003, 2002 and 2001, respectively.

      During the year ended March 31, 2002, the Company purchased inventory of approximately $2,365,000 from an affiliated entity whose principal stockholders are the majority stockholders of the Company. The amount paid by the Company for the inventory was at cost plus a 2% markup.

      On May 1, 2001, the Company entered into a five-year operating lease for the use of an aircraft with a related entity whose principal stockholders are stockholders of the Company. The lease is approximately $30,000 per month, plus maintenance, insurance and costs. During fiscal 2003, the lease payment was renegotiated down to approximately $26,000 per month. The Company also leases, on a month-to-month basis, an automobile from this entity for approximately $2,000 per month.

      The Company leases a residential property from two of its stockholders and officers on a month-to-month basis for approximately $4,000 per month. The residence is used solely for the purpose of housing for Company employees traveling to the Company’s headquarters. Management believes these accommodations save the Company substantial lodging expenses.

      Prior to August 2002, the Company leased an office building under a capital lease from two of its stockholders (Note 7).

      The Company has retained the services of the law firm Hall, Dickler, Kent, Goldstein and Wood, LLP. Ms. Linda Goldstein, who served as one of our directors from May 2002 to August 2002, is a partner of Hall, Dickler, Kent, Goldstein and Wood, LLP. During her tenure as a director, the Company paid approximately $198,000 in legal fees in connection with this professional relationship.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During acquisition negotiations with Reliant Interactive Media Corp. (Note 2), the Company agreed to finance inventory and media for certain products for Reliant in exchange for a financing fee. As of March 31, 2002, the Company had a $3,156,000 receivable from Reliant related to the agreement. Prior to the consummation of the acquisition, all amounts were repaid by Reliant.

      During 2003, in connection with the acquisition of Reliant, the Company loaned $2,500,000 to the former principal shareholders of Reliant (Note 2).

5.	Long-Term Debt and Line of Credit

     Ableco Credit Facility

      In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation (“Congress”) and Ableco Finance (“Ableco”) that provided a $20,000,000 senior secured revolving credit facility and an aggregate of $14,000,000 in long-term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane’s lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an intercreditor agreement whereby the lenders agreed that there would be no cross-default between the credit facilities of the respective companies.

      In October 2002, due to the lack of availability on the Company’s revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000,000 subordinated term loan (Term Loan C) due September 2003. Up to $2,000,000 of the term loan is guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company’s majority stockholder.

      As of December 31, 2002, the Company was in violation of certain debt covenants within its Ableco credit facility. Accordingly, on February 6, 2003, the Company entered into an amendment to this credit facility that waived the existing financial covenants as of December 31, 2002, set new financial covenants on a quarterly basis going forward, terminated the revolving line of credit portion of this facility under which no monies were borrowed and required acceleration of the term loan payment originally due in September 2003. The Company paid $1,000,000 of the term loan due September 2003 upon the execution of the amendment and an additional $1,000,000 was paid as required prior to March 31, 2003. In addition, the original loan and security agreement with Congress was assigned in its entirety to Ableco. All other terms of the original loan and security agreement remained materially the same. Finally, the $2,000,000 guarantee discussed above was extended to all term loans under the Ableco credit facility.

      As of March 31, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on June 26, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of March 31, 2003 and set new financial covenants on a quarterly basis going forward. In addition, the Company agreed to use all the proceeds of its expected tax refund of approximately $4,500,000 to satisfy the $3,000,000 balance of the term loan due September 2003 and to prepay the other term loans. All other terms of the original loan and security agreement remained materially the same.

Acquired Debt

      In connection with the acquisition of Krane, the Company acquired certain borrowings under a term loan and a revolving loan, which are secured by the assets of Krane, as well as an unsecured term loan. As part of the Ableco credit facility, the lenders entered to an intercreditor agreement, whereby, the assets of Krane were

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pledged solely as collateral of the Krane debt, and the assets of the remaining consolidated Company were pledged solely as security to the Ableco credit facility.

      The revolving loan provides maximum borrowings of $2,500,000. Under the terms of the Agreement, interest is payable monthly and accrues at a base rate equal to the greater of the Federal Rate plus 0.5% or the prime rate, plus a base rate margin of 2.00%. The rate as of March 31, 2003, due to the default interest rate provisions of the credit agreement, was 13.25%. Interest on the outstanding principal balance is payable monthly, while the principal balance was due February 2003. The Company had $1,872,000 and $1,522,000 outstanding under the revolving loan at March 31, 2003 and 2002, respectively.

      In connection with the original issuance of Krane’s credit facility, the lenders acquired shares and warrants to purchase shares of Krane’s common stock at a purchase price less than market. As a result, the total difference of the purchase price for the shares and their estimated fair value resulted in a debt discount. The unamortized portion of this discount acquired was approximately $683,000 and is being amortized as interest expense over the remaining term of the debt. For the years ended March 31, 2003 and 2002, amortization of this discount included in interest expense is $660,000 and $23,000, respectively.

      In March 2002, Thane purchased as treasury stock the 248,898 shares of Thane common stock that were issued to Krane’s current lenders upon closing of the Krane merger in exchange for an aggregate cash payment of approximately $1,185,000.

      As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. In conjunction with the Krane acquisition, Thane’s current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane’s Ableco credit facility.

Summary of Obligations

      Long-term debt consists of the following as of March 31:

	2003	2002

AbleCo Credit Facility
Term loan A, payable on March 13, 2005, interest payable monthly at the prime rate plus 7%, but never less than 11.75% and never more than 13.75% (11.75% at March 31, 2003)	$10,000,000	$10,000,000
Term loan B, payable in monthly installments of $167,000 through April 1, 2004, interest payable monthly at the prime rate plus 7%, but never less than 11.75% and never more than 13.75% (11.75% at March 31, 2003)	2,167,000	4,000,000
Term loan C, payable September 15, 2003, interest payable monthly at the prime rate plus 7%, but never less than 11.75% and never more than 13.75% (11.75% at March 31, 2003)	3,000,000	—

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

Acquired Debt
Term loan A, net of unamortized discount, payable in quarterly installments with any remaining principal due in full February 2003, interest payable monthly at a base rate equal to the greater of the federal funds rate plus 0.5% or the prime rate, plus a base rate margin of 2.25% (13.50% at March 31, 2003)	6,281,000	7,206,000
Unsecured loan, net of unamortized discount, principal payable in June 2003, interest payable monthly at 15.00%	2,500,000	1,941,000

	23,948,000	23,147,000
Less current portion	15,281,000	9,040,000

	$8,667,000	$14,107,000

      Future maturities for long-term debt outstanding as of March 31, 2003 are as follows:

2004	$15,281,000
2005	8,667,000

$23,948,000

      Included in interest expense (income), net, is interest expense of approximately $5,199,000, $11,700,000 and $2,424,000 for 2003, 2002 and 2001, respectively.

      The weighted average interest rate on short term borrowings as of March 31, 2003 and 2002 was 13.25% and 5.57%, respectively.

6.     Income Taxes

      The provision for income tax expense (benefit) consists of the following for the years ended March 31:

	2003	2002	2001

Current:
Federal	$(5,480,000)	$9,025,000	$11,988,000
State	(81,000)	871,000	1,196,000
Foreign	1,329,000	1,220,000	—

	(4,232,000)	11,116,000	13,184,000
Deferred:
Federal	1,220,000	(2,110,000)	(2,956,000)
State	(131,000)	(146,000)	(175,000)

	1,089,000	(2,256,000)	(3,131,000)

	$(3,143,000)	$8,860,000	$10,053,000

      Income (loss) subject to foreign taxes for the year ended March 31, 2003 and 2002 was approximately $(921,000) and $2,214,000, respectively.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the United States statutory tax rate to the effective income tax rate is as follows for the years ended March 31:

	2003	2002	2001

United States statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	3.4	2.3	2.3
Foreign taxes	0.5	6.4	—
Foreign tax credits	0.8	(5.6)	—
Change to cumulative reserves	(4.7)	7.7	—
Permanent differences	(25.3)	0.6	0.1
Valuation allowance	(2.2)	—	—
Other	0.3	0.9	1.2

	7.8%	47.3%	38.6%

      Deferred tax assets (liabilities) are comprised of the following as of March 31:

	2003	2002	2001

Reserves	$5,968,000	$5,182,000	$4,026,000
Deferred revenue	279,000	959,000	70,000
Accrued royalties	—	466,000	—
State net operating loss carry-forwards	882,000	—	—
Other	392,000	838,000	478,000

	7,521,000	7,445,000	4,574,000
Media costs	(589,000)	(370,000)	(1,452,000)
Valuation Allowance	(882,000)	—	—

	(1,471,000)	(370,000)	(1,452,000)

	$6,050,000	$7,075,000	$3,122,000

7.     Commitments and Contingencies

Leases

      On June 1, 2001, the Company entered into a capital lease for its corporate office building with two of the Company’s stockholders. The lease has a related obligation of approximately $3,260,000, at inception, with an imputed interest rate of 9.25% and a term of 20 years. Based on the escalating lease payments of 4% per year, at the imputed rate, the lease accrues interest in excess of principal payments until June 2005. The Company is accruing this interest as a component of accrued expenses. In August 2002, the stockholders sold the building to an unrelated third-party subject to the terms of the existing lease. The lease terms have remained the same since the sale of the property. Depreciation of the building has been included in depreciation expense in the Company’s consolidated statement of operations.

      The Company leases certain facilities and equipment under non-cancelable operating leases that expire at various dates.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease commitments under non-cancelable operating leases, including leases with related parties as discussed in Note 4, and the capital lease for the years ending March 31 are as follows:

	Operating
	Leases	Capital Lease

2004	$1,604,000	$329,000
2005	1,347,000	300,000
2006	936,000	312,000
2007	176,000	324,000
2008	94,000	337,000
Thereafter	—	5,930,000

	$4,157,000	7,532,000

Less amounts representing interest		(4,253,000)

Present value of minimum lease payments		3,279,000
Less current portion		(41,000)

		$3,238,000

      Certain agreements require the Company to pay utilities in addition to lease payments. Total rental expense for the years ended March 31, 2003, 2002 and 2001 was approximately $1,785,000, $1,124,000, and $643,000, respectively, including rental expense to related parties of approximately $436,000, $499,000 and $180,000, respectively.

Product Line Agreements

      The Company has entered into various agreements including exclusive marketing agreements, talent agreements, profit sharing agreements, producer agreements, and host agreements. The terms and conditions for royalty and profit sharing are defined in the agreements. Profit sharing and royalty expense for the years ended March 31, 2003, 2002 and 2001 were approximately $4,891,000, $14,534,000 and $2,295,000, respectively, and is included in cost of sales.

Regulation

      Substantially all aspects of the Company’s marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (FTC). FTC regulations are primarily governed under Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws, which are applicable to the Company. In addition, the infomercial industry has set up guidelines for the truth and substantiation of infomercial claims and products through its self-regulation trade association, Electronic Retailing Association (ERA), of which the Company is a member. The Company believes that all of its current infomercials comply with applicable FTC standards and the ERA guidelines. Certain infomercial products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission, although as of March 31, 2003, the Company has not been subject to regulation by these agencies.

      During the quarter ended December 31, 2002, the Company entered into a settlement agreement with an agency of the Canadian government pursuant to which the Company was required to offer a refund to customers who purchased a health and beauty product sold by the Company in Canada. For the year ended March 31, 2003, the Company has expensed $1,800,000, included in net product sales, and has reserves remaining of approximately $664,000 as of March 31, 2003 for these returns.

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

8.     Stockholders’ Equity

      In May 2002, in connection with the acquisition of Reliant, the Company amended its articles of incorporation to include 50,000,000 of authorized preferred stock. All rights and privileges of the preferred stock are to be defined by the Board of Directors at the time of issuance. As of March 31, 2003, there were no shares of preferred stock issued or outstanding.

      On June 10, 1999, in connection with the Company’s Recapitalization, the Company granted warrants to purchase approximately 6,048,000 shares of Class A common stock (Class A) to its majority stockholder. Additionally, and in connection with the Company’s old credit facility, the Company provided warrants to its bank to purchase approximately 3,964,000 shares of Class B non-voting common stock (Class B) at a nominal initial exercise price. The agreement provided the bank with a put option, which required the Company to purchase the warrants or Class B shares received as a result of exercising the warrants at fair market value at the time of the put. The put option was only exercisable at the earlier of certain events provided for in the agreement or June 2004, but on or before June 2009. In addition, the agreement provided the Company with a call option to repurchase all, but not less than all, of the warrants or Class B held by the bank as a result of exercising the warrant at the fair market value at the time of the call. The call option was subject to recapture provisions provided for in the agreement that adjusts the amounts paid by the Company to repurchase the warrants of Class B held as a result of exercising the warrant. The call option may be exercised after the later of June 2005 or one year after the exercise of the put feature but before the earlier of June 2009 or the date of a public offering.

      In March 2002, in conjunction with its refinancing, the Company redeemed these warrants for $4,000,000 cash and issued new warrants to purchase approximately 793,000 shares of the Company’s common stock at a nominal exercise price. The warrants expire, if unexercised, in March 2012. The number of shares issuable upon the exercise of a warrant is initially set at one but is subject to adjustment as provided for in the agreement. The agreement provides certain registration rights to the holder whereby registration can be demanded upon the earlier of the first anniversary of the issuance or 180 days following the effective date of a registration statement for an initial public offering. As a result of these transactions, the Company recorded approximately $9,100,000 in interest expense for the year ended March 31, 2002.

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

      Finally, in conjunction with the warrant redemption, the Company also cancelled the warrants to purchase approximately 6,048,000 shares of common stock that were granted to its majority stockholder and the holders of the warrants agreed to their cancellation.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Options

      On June 10, 1999, the Board of Directors approved a stock option plan (the 1999 Plan) for eligible employees, non-employee directors, and consultants to the Company. The 1999 Plan authorizes options for 1,600,000 shares of stock to be issued, subject to change by the Board of Directors. Under the terms of the 1999 Plan, options will be granted at the prevailing market rate as determined by a calculation defined in the 1999 Plan or by the public market. Under the 1999 Plan, the options vest over three years and are exercisable at any time after vesting. The Company can repurchase at its discretion any options that have been exercised at fair market value. The term of the options will expire ten years from the date of grant. During 2001, the Company granted a total of 880,000 stock options. Based on the exercise price and the related terms of the options, no compensation expense was recorded. As of March 31, 2001, there were 1,600,000 options issued and outstanding under the 1999 Plan.

      In July 2001, the Company’s Board of Directors approved an increase in the number of shares authorized under the 1999 Plan to 2,880,000 shares. During August 2001 and December 2001, the Company granted a total of 1,520,000 stock options. Based on the exercise price and the related terms of the options, no compensation expense was recorded. As of March 31, 2002, there were 2,880,000 options outstanding under the 1999 Plan.

      In January 2002, the Company approved a new stock option plan (the 2002 Plan) for eligible employees, non-employee directors and consultants to the Company. Under the 2002 Plan, the options vest over three years and are exercisable at any time after vesting. The Company reserved 1,500,000 shares of its common stock for issuance under the 2002 Plan.

      In November 2002, the Company granted a total of 618,000 shares, 72,000 of which were issued under the 1999 Plan and 546,000 under the 2002 Plan. Based on the exercise price and the related terms of the options, no compensation expense was recorded. As of March 31, 2003, there were 521,000 shares of options outstanding under the 2002 Plan and 2,856,000 under the 1999 Plan.

      A summary of the status and activities of the stock option grants under the Plan is as follows for the years ended March 31:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,880,000	$3.23	1,600,000	$0.81	720,000	$0.27
Granted	618,000	3.58	1,520,000	5.46	880,000	1.25
Forfeited	(121,000)	5.06	(240,000)	1.25	—	—
Exercised	—	—	—	—	—	—

Outstanding at end of year	3,377,000	$3.22	2,880,000	$3.23	1,600,000	$0.81

Options vested and exercisable at year end	1,573,000	$1.87	660,000	$0.60	180,000	$0.27

Weighted average fair value of options granted during the year		$3.58		$5.46		$0.50

      Exercise prices for options outstanding as of March 31, 2003 range from $0.27 to $6.60 per share. The remaining average life of exercisable options at March 31, 2003 was 6.91 years.

THANE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Quarterly Financial Data (Unaudited)

	Quarter Ended

	June 30	September 30	December 31	March 31

Fiscal 2003:
Total revenues	$44,741,000	$35,745,000	$34,763,000	$43,975,000
Cost of sales, including selling expenses	32,971,000	27,389,000	35,865,000	36,641,000
Income (loss) from operations	4,861,000	441,000	(9,996,000)	(30,206,000)
Net income (loss)	2,256,000	(383,000)	(8,833,000)	(30,089,000)
Earnings (loss) per share:
Basic	$0.07	$(0.01)	$(0.25)	$(0.90)
Diluted	$0.06	$(0.01)	$(0.25)	$(0.90)
Fiscal 2002:
Total revenues	$72,721,000	$57,074,000	$50,109,000	$51,549,000
Cost of sales, including selling expenses	59,801,000	45,088,000	38,226,000	36,660,000
Income from operations	7,821,000	7,016,000	6,699,000	9,058,000
Net income (loss)	4,357,000	3,990,000	3,981,000	(2,468,000)
Earnings (loss) per share:
Basic	0.13	0.12	0.12	(0.07)
Diluted	0.13	0.12	0.12	(0.07)
Fiscal 2001:
Net revenues	20,262,000	32,519,000	58,510,000	78,646,000
Cost of sales, including selling expenses	16,291,000	24,419,000	43,259,000	64,753,000
Income from operations	2,351,000	5,878,000	11,846,000	8,784,000
Net income	992,000	2,968,000	6,169,000	5,863,000
Earnings per share:
Basic and Diluted	$0.03	$0.09	$0.20	$0.18

      Amounts for 2002 and 2001 above have been reclassified from those previously reported based on the Company’s change in accounting policy (Note 3).

11.     Subsequent Events

      On July 2, 2003, the Company entered into amended and restated employment agreements with Reliant’s former principal shareholders. In conjunction therewith, 1,771,421 shares that were in escrow, to be earned in the event that certain thresholds were met, were released from escrow by the Company and purchased by two of the majority shareholders of the Company. The purchase price per share was approximately $0.25. In addition, each of the former shareholders will receive incentive compensation in an amount equal to 4.167% of the earnings before interest, income taxes, depreciation and amortization of Reliant in the fiscal years ended March 31, 2004 and 2005. All other terms of the original employment agreements remained essentially the same. As a result of this transaction the Company expects to recognize a charge to earnings in the first quarter of 2004 of approximately $440,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

     Directors

      Our Board of Directors currently consists of 9 members divided into three classes: Class I, whose term expires at the annual meeting of stockholders to be held in 2005; Class II, whose term expires at the annual meeting of stockholders to be held in 2003; and Class III, whose term expires at the annual meeting of stockholders to be held in 2004. At each annual meeting of the stockholders beginning in 2002, the successors to the class of directors whose terms expired will be elected to serve three-year terms. If the number of directors on our board increases, the newly created directorships will be distributed among the three classes so that each class will, as nearly as possible, consist of one-third of the total number of directors constituting our board.

Name	Age	Class	Director Since

William F. Hay	55	I	1990
Denise DuBarry-Hay	46	I	1990
Dean Belbas	71	I	2002
J. Robert Swidler	56	II	2002
Mark E. Taylor	43	II	1992
Jerry D. Horn	65	II	2002
Anthony A. Tamer	43	III	2002
John Bolduc	38	III	1999
Sami W. Mnaymneh	42	III	1999

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

      Mark E. Taylor has served as a director and Chief Operating Officer of our company since May 1992 and was named President in December 2001. He is primarily responsible for overseeing all of our domestic operations. From 1988 to 1992, Mr. Taylor was the owner of Taylor & Associates, an insurance and investment consulting firm. From 1986 to 1988, Mr. Taylor was a sales manager and computer software consultant at Saar Management/Western Information Systems.

      Jerry D. Horn joined our company as a director in September 2002. Mr. Horn has served as an Operating Partner of JW Childs Private Equity Fund since 1995. Mr. Horn previously held the positions of President and CEO of General Nutrition Companies, Inc. from 1985 to 1991 and Chairman of the Board from 1985 to 1999. Prior to joining GNC, Mr. Horn served as President and CEO of Thousand Trails, Inc. from 1983 to 1985 and President and CEO of Recreational Equipment, Inc. from 1979 to 1983.

     Class III Directors

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

     Executive Officers

      Executive officers are elected by the Board of Directors and serve until they resign or are removed by the Board. Executive officers that were serving as such as of the date hereof are as follows:

Name	Age	Position(s)

William F. Hay	55	Chairman of the Board, Chief Executive Officer and Director
Denise DuBarry-Hay	46	Chief Creative Officer, President, Xebec Productions and Director
Mark E. Taylor	43	President, Chief Operating Officer and Director
Kevin J. McKeon	46	Chief Financial Officer
Kandy Lee Allen	50	General Counsel and Secretary
Joshua Chandler	27	Chief Accounting Officer
Amir Tukulj	43	President, Thane Direct, Inc. (International)
Andrew Tobias	42	President, Thane USA (Product Sourcing)
Denise Kovac	41	President, Thane Distribution Group (Wholesale)
Marty Fahncke	33	President, Thane Internet Group
Kevin Harrington	46	Chief Executive Officer, Reliant Interactive Media Corp.
Timothy Harrington	37	President, Reliant Interactive Media Corp.
Mel Arthur	58	Executive Vice President, Reliant Interactive Media Corp.

      Descriptions of the relevant business experience for each of William F. Hay, Denise DuBarry-Hay and Mark E. Taylor are set forth above under the listing of our Board of Directors.

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

      Kevin Harrington has served as Chairman and Chief Executive Officer of Reliant Interactive Media Corp. since August 1998. Prior to joining Reliant, Mr. Harrington was a co-founder and President and Chief Executive Officer of HSN Direct International, Inc., a joint venture company formed with The Home Shopping Network, from July 1994 through August 1998. He is also a founding board member of the Electronic Retailing Association, an industry association. Mr. Harrington is the brother of Timothy Harrington. Mr. Harrington voluntarily resigned as a director of our Company, a position he had held since May 2002, on May 6, 2003.

      Timothy Harrington serves as President of Reliant Interactive Media Corp., a position he has held since August 1998. Prior to joining Reliant, Mr. Harrington was a co-founder and Executive Vice President of HSN Direct International, Inc., a joint venture company formed with The Home Shopping Network, from July 1994 through August 1998. Mr. Harrington is the brother of Kevin Harrington.

      Mel Arthur serves as Executive Vice President of Reliant, positions he has held since January 1999. Prior to joining Reliant, Mr. Arthur served as a consultant to Garden State Nutritionals, as well as an independent television host, from July 1996 through December 1998. He also served as a television host on The Home Shopping Network from October 1988 through June 1996.

AUDIT COMMITTEE FINANCIAL EXPERTS

      Our audit committee currently consists of Messrs. Dean Belbas, J. Robert Swidler and Jerry D. Horn, each of whom are non-employee, independent directors. Our Board of Directors has determined that Mr. Belbas is a financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our directors and officers, and any individuals who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and changes in ownership of such equity securities with the SEC. Such persons are required by applicable regulations to furnish us with copies of all Section 16(a) reports that they file.

      To our knowledge, based solely on the review of the copies of such reports furnished to us, all of our directors, officers and 10% stockholders have complied with the applicable Section 16(a) reporting requirements, except for (i) a Form 4 filed by Mr. Swidler on October 1, 2002 with respect to one transaction and (ii) a Form 4 filed by Mr. Swidler on September 27, 2002 with respect to an aggregate of nine transactions, each of which were filed late.

Item 11.	Executive Compensation

      This item contains information about compensation, stock options and employment arrangements and other information concerning certain of our executive officers.

Summary Compensation Table

      The following table sets forth summary information concerning the compensation we paid during fiscal 2003, 2002 and 2001 to our chief executive officer and each of our other four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2003 and whose compensation exceeded $100,000 for such fiscal year. We refer to these individuals as our named executive officers.

					Long Term Compensation
					Awards

	Annual Compensation					Securities
						Underlying
	Fiscal			Other Annual	Restricted	Options/
Name & Principal Position(1)	Year	Salary	Bonus(2)	Compensation	Stock Awards	SARS

William F. Hay(3)	2003	$509,615	—	$38,739	—	—
Chairman of the Board and	2002	$520,527	$450,000	$37,021	—	—
Chief Executive Officer	2001	$405,000	$450,000	$37,615	—	—
Denise DuBarry-Hay(4)	2003	$425,000	—	$35,510	—	—
Chief Creative Officer	2002	$417,454	$400,000	$36,050	—	—
	2001	$354,998	$400,000	$20,785	—	—
Mark E. Taylor(5)	2003	$322,885	—	$21,275	—	—
President and Chief	2002	$203,117	$146,623	$15,320	—	—
Operating Officer	2001	$151,670	$171,623	$16,230	—	320,000
Denise Kovac(6)	2003	$295,386	—	$17,844	—	—
President, Thane	2002	$177,500	$160,000	$13,959	—	—
Distribution Group	2001	$122,502	$180,000	$10,200	—	80,000
Amir Tukulj(7)	2003	$302,250	—	$13,337	—	—
President, Thane Direct	2002	$176,500	$103,000	$12,365	—	—
	2001	$110,502	$403,000	$7,200	—	—

(1)	In connection with our acquisition of Reliant, we entered into employment agreements with Kevin Harrington, pursuant to which he serves as the Chief Executive Officer of Reliant, Timothy Harrington, pursuant to which he serves as the President of Reliant and Mel Arthur, pursuant to which he serves as the Executive Vice-President of Reliant. The terms of each of these employment agreements commenced on May 22, 2002. Although Messrs. Harrington, Harrington and Arthur would have been among the four most highly compensated executive officers had they been serving in their present capacities since the beginning of fiscal 2003, we have not included information for these individuals in this table because only $259,615 out of their annual contracts of $300,000 was paid during the fiscal year ended March 31, 2003. See “Employment Contracts and Termination of Employment Arrangements” for detailed information concerning their employment agreements.

(2)	Bonus payments above reflect bonuses earned during the respective fiscal years. In prior filings the Company reported the amounts paid during the respective fiscal years for bonuses earned in the previous fiscal years. As such, amounts previously reported for fiscal year 2001 are as follows:

William F. Hay	$378,755
Denise DuBarry-Hay	$378,755
Mark E. Taylor	$258,000
Denise Kovac	$215,000
Amir Tukulj	$105,000

(3)	For Mr. Hay, other annual compensation consists of automobile lease payments in the amount of $21,231, $21,228 and $22,977 in fiscal 2003, 2002 and 2001, respectively, and country club dues in the amount of $16,458, $15,555 and $14,370 in fiscal 2003, 2002 and 2001, respectively and medical insurance premiums in the amount of $ 1,050, $238 and $268 in fiscal 2003, 2002 and 2001, respectively. Does not include payments made by us to Mr. Hay or certain of our affiliates with respect to certain aircraft and property leases. See “Item 13 — Certain Relationships and Related Transactions.”

(4)	For Ms. DuBarry-Hay, other annual compensation consists of automobile lease payments in the amount of $29,599, $29,604 and $15,589 in fiscal 2003, 2002 and 2001, respectively, and S.A.G. medical insurance premiums in the amount of $5,911, $6,446 and $5,196 in fiscal 2003, 2002 and 2001, respectively. Does not include payments made by us to Ms. DuBarry-Hay or certain of our affiliates with respect to certain aircraft and property leases. See “Item 13 — Certain Relationships and Related Transactions.”

(5)	For Mr. Taylor, other annual compensation consists of automobile lease payments in the amount of $9,431, $9,456 and $10,039 in fiscal 2003, 2002 and 2001, respectively, country club dues in the amount of $2,120 in fiscal 2002 and $2,670 in fiscal 2001 and medical insurance premiums in the amount of $11,844, $3,744 and $3,521 in fiscal 2003, 2002 and 2001, respectively.

(6)	For Ms. Kovac, other annual compensation consists of automobile lease payments in the amount of $13,236, $12,730 and $10,200 in fiscal 2003, 2002 and 2001, respectively and medical insurance premiums in the amount of $ 4,608 and $1,229 in fiscal 2003 and 2002, respectively.

(7)	For Mr. Tukulj, other annual compensation consists of automobile lease payments in the amount of $10,154, $10,346 and $7,200 in fiscal 2003, 2002, and 2001, respectively and medical insurance premiums in the amount of $3,183 and $2,019 in fiscal 2003 and 2002, respectively.

Option Grants in Fiscal 2003

      On November 7, 2002, there were 10,000 options granted to each of our three non-employee, non-affiliated directors at an exercise price of $2.50 per share and 105,000 options granted to our named executive officers at an exercise price of $3.50 per share.

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

      The following table sets forth the number and value of unexercised options held by our named executive officers at March 31, 2003. The value of unexercised options has been calculated using $0.51, the closing price of our common stock at March 31, 2003. None of our named executive officers exercised options in fiscal 2003.

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised in the
	Acquired		Options At Fiscal Year End		Money Options at Year End
	on	Value
Name	Exercise	Realized	Exercisable	Un-Exercisable	Exercisable	Un-Exercisable

Mark Taylor	—	—	496,000	144,000	$77,184	-0-
Denise Kovac	—	—	284,000	36,000	$57,888	-0-

Compensation of Directors

      We issue $10,000 in stock options to our non-affiliated board members for each year of service on our board in consideration for serving on our Board of Directors. In addition, we also pay an annual fee of $10,000 to each non-affiliated board member. Non-affiliated directors are also reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees of the Board of Directors.

Employment Contracts and Termination of Employment Arrangements

      William F. Hay Employment Agreement. We have entered into a three year employment agreement with William F. Hay, dated as of December 31, 2001, pursuant to which he receives a minimum annual salary of $525,000 for his services as our Chief Executive Officer. Mr. Hay voluntarily decreased his annual salary to $425,000 effective January 13, 2003 and to $395,000 effective April 28, 2003. He also participates in our standard senior executive officer long-term disability, thrift and pension plans, and is reimbursed by us for health insurance coverage provided by the screen actors’ guild. We also provide him, together with Denise DuBarry-Hay, three country club memberships and two automobile leases. He is also entitled to receive incentive compensation payments and stock options as determined by our Board of Directors. If he were discharged without cause, he would be entitled to receive his salary through the earlier of the twelve-month anniversary date of termination or December 31, 2004, any incentive compensation payments earned prior to his termination and the non-competition provisions included in his employment agreement would terminate.

      Denise DuBarry-Hay Employment Agreement. We have entered into a three year employment agreement with Denise DuBarry-Hay, dated as of December 31, 2001, pursuant to which she receives a minimum annual salary of $425,000 for her services as our Chief Creative Officer. Ms. DuBarry-Hay voluntarily decreased her annual salary to $395,000 effective April 28, 2003. She also participates in our standard senior executive officer long-term disability, thrift and pension plans, and is reimbursed by us for health insurance coverage provided by the screen actors’ guild. We also provide her, together with William F. Hay, three country club memberships and two automobile leases. She is also entitled to receive incentive compensation payments and stock options as determined by the Board of Directors. If she were discharged without cause, she would be entitled to receive her salary through the earlier of the twelve-month anniversary date of termination or December 31, 2004, any incentive compensation payments earned prior to her termination and the non-competition provisions included in her employment agreement would terminate.

      Mark E. Taylor Employment Agreement. We have entered into an employment agreement with Mark E. Taylor, dated as of December 10, 2001, pursuant to which he receives a minimum annual salary of $327,500 for his services as our President and Chief Operating Officer. Mr. Taylor voluntarily decreased his annual salary to $297,500 effective January 13, 2003. Mr. Taylor is entitled to bonus compensation for fiscal 2002 based on calculations as previously approved by our board, and for each fiscal year beginning with fiscal 2003 equal to one percent of our earnings before income taxes, depreciation and amortization over $23.7 million for the prior year, excluding Thane Direct and its subsidiaries, payable 50% in cash and 50% in restricted stock. He also participates in our standard senior executive officer benefit plans, including, but not limited to, group life insurance, group medical, long-term disability and other plans adopted by us. We also provide him with one country club membership and one automobile lease. He is also entitled to receive incentive compensation payments and stock options as determined by our Board of Directors. The initial term of his employment runs through April 10, 2005. If he were discharged without cause, he would be entitled to receive his salary through the earlier of the twelve month anniversary date of termination or April 10, 2005, any incentive compensation payments earned prior to his termination and the non-competition provisions included in his employment agreement would terminate.

      Denise Kovac Employment Agreement. We have entered into an employment agreement with Denise Kovac, dated as of December 10, 2001, pursuant to which she receives a minimum annual salary of $300,000 for her services as the President of TDG, Inc., our wholly owned subsidiary. Ms. Kovac voluntarily decreased her annual salary to $270,000 effective January 13, 2003. Ms. Kovac is entitled to bonus compensation for fiscal 2002 based on the pre-tax income of our United States wholesale division, and for each fiscal year beginning with fiscal 2003 based on the pre-tax income of TDG, Inc. and Fox Marketing Associates, Inc., payable 50% in cash and 50% in restricted stock. She also participates in our standard senior executive officer benefit plans, including, but not limited to, group life insurance, group medical, long-term disability and other plans adopted by us. We also provide her with an automobile lease and incentive compensation payments and stock options as determined by our Board of Directors. The initial term of her employment runs through April 10, 2005. If she were discharged without cause, she would be entitled to receive her salary through the earlier of the twelve-month anniversary date of termination or April 10, 2005, any incentive compensation payments earned prior to her termination and the non-competition provisions included in his employment agreement terminate as of the date of termination upon a termination without cause.

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

      Kevin Harrington Employment Agreement. We have entered into an amended and restated employment agreement with Kevin Harrington, dated as of July 2, 2003, that provides for a minimum annual salary of $300,000 for his services as chief executive officer of Reliant. In addition to his annual salary, Mr. Harrington will receive incentive compensation in an amount equal to 4.167% of the earnings before interest, income taxes, depreciation and amortization of Reliant in the fiscal years ended March 31, 2004 and 2005. The term of this employment agreement commenced on May 22, 2002 and continues until March 31, 2005. If he is terminated without cause, Mr. Harrington will be entitled to receive compensation and benefits through the effective date of termination, as well as any incentive bonus and options earned through the remainder of the employment period and the non-competition provisions included in his employment agreement shall terminate. In connection with the execution of this employment agreement, Mr. Harrington received a loan from the Company in the amount of $1,071,500 which is secured by a portion of the common stock of the Company, currently held in escrow, that Mr. Harrington received in connection with the Reliant merger. In the event that the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group for the three year period ended March 31, 2005 equals or exceeds $15.0 million, Mr. Harrington will be entitled to receive full forgiveness of the loan and a cash bonus equal to $428,500. Mr. Harrington will be entitled to receive a ratable portion of the loan forgiveness and the cash bonus based on the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group at the end of each fiscal quarter during the three year period ended March 31, 2005.

      Timothy Harrington Employment Agreement. We have entered into an amended and restated employment agreement with Timothy Harrington, dated as of July 2, 2003, that provides for a minimum annual salary of $300,000 for his services as the president of Reliant. In addition to his annual salary, Mr. Harrington will receive incentive compensation in an amount equal to 4.167% of the earnings before interest, income taxes, depreciation and amortization of Reliant in the fiscal years ended March 31, 2004 and 2005. The term of this employment agreement commenced on May 22, 2002 and continues until March 31, 2005. If he is terminated without cause, Mr. Harrington will be entitled to receive compensation and benefits through the effective date of termination, as well as any incentive bonus and options earned through the remainder of the employment period and the non-competition provisions included in his employment agreement shall terminate. In connection with the execution of this employment agreement, Mr. Harrington received a loan from the Company in the amount of $714,250 which is secured by a portion of the common stock of the Company, currently held in escrow, that Mr. Harrington received in connection with the Reliant merger. In the event that the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group for the three-year period ended March 31, 2005 equals or exceeds $15.0 million, Mr. Harrington will be entitled to receive full forgiveness of the loan and a cash bonus equal to $285,750. Mr. Harrington will be entitled to receive a ratable portion of the loan forgiveness and the cash bonus based on the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group at the end of each fiscal quarter during the three year period ended March 31, 2005.

      Mel Arthur Employment Agreement. We have entered into an amended and restated employment agreement with Mel Arthur, dated as of July 2, 2003, that provides for a minimum annual salary of $300,000 for his services as the executive vice-president of Reliant. In addition to his annual salary, Mr. Arthur will receive incentive compensation in an amount equal to 4.167% of the earnings before interest, income taxes, depreciation and amortization of Reliant in the fiscal years ended March 31, 2004 and 2005. The term of this employment agreement commenced on May 22, 2002 and continues until March 31, 2005. If he is terminated without cause, Mr. Arthur will be entitled to receive compensation and benefits through the effective date of termination, as well as any incentive bonus and options earned through the remainder of the employment period and the non-competition provisions included in his employment agreement shall terminate. In connection with the execution of this employment agreement, Mr. Arthur received a loan from the Company in the amount of $714,250 which is secured by a portion of the common stock of the Company, currently held in escrow, that Mr. Arthur received in connection with the Reliant merger. In the event that the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group for the three-year period ended March 31, 2005 equals or exceeds $15.0 million, Mr. Arthur will be entitled to receive full forgiveness of the loan and a cash bonus equal to $285,750. Mr. Arthur will be entitled to receive a ratable portion of the loan forgiveness and the cash bonus based on the cumulative earnings before interest, income taxes, depreciation and amortization of our direct response television group at the end of each fiscal quarter during the three year period ended March 31, 2005.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      Our compensation committee currently consists of Messrs. Sami W. Mnaymneh, Dean Belbas, and J. Robert Swidler, who acts as Chairman. None of our executive officers serve as a member of the Board of Directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board of Directors, nor has such a relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth certain information regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of the end of fiscal 2003.

Number of
Securities to be
	Issued upon	Weighted Average	Number of
	Exercise of	Exercise Price of	Securities Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plans	3,377,000 (1)	$3.22	1,003,000 (1)
Approved by Stockholders

(1)	Consists of 2,856,000 shares out of a total authorized of 2,880,000 shares of Thane common stock issuable upon the exercise of options granted pursuant to our 1999 Stock Option Plan which is described below. Also includes 521,000 shares out of a total authorized of 1,500,000 shares of Thane common stock issuable upon the exercise of options granted pursuant to our 2002 Stock Option Plan which is also described below.

      1999 Stock Option Plan. Our 1999 Stock Option Plan was adopted by our Board of Directors effective as of June 10, 1999. The 1999 plan is intended to further our success by increasing the ownership interest of certain of our executives and employees and to enhance our ability to attract and retain executives and employees. The 1999 plan authorizes the issuance of up to 2,880,000 shares of our common stock. As of July 11, 2003, options to purchase 2,856,000 of the available shares of common stock under the 1999 plan were issued and outstanding. The 1999 plan terminates in June 2009; however, any options outstanding when the 1999 plan terminates will remain outstanding in accordance with their terms.

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

      The 2002 plan provides for the granting of incentive stock options under the Internal Revenue Code of 1986, as amended, and options that do not qualify as incentive stock options. The 2002 plan provides for the grants of these options to officers, directors, full and part-time employees and consultants. We reserved 1,500,000 shares of our common stock for issuance under the 2002 plan. As of July 11, 2003, options to purchase 521,000 of the available shares of common stock under the 2002 plan were issued and outstanding.

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

      Our compensation committee has the authority to determine the term of each option granted under the 2002 plan. However, the term of stock options may not exceed ten (10) years from the date of grant. In the case of an incentive stock option granted to an owner of more than ten percent (10%) of our common stock, the term may not exceed five (5) years from the date of grant. Generally the recipient of an option may exercise it only while employed by us, except that our compensation committee may provide in any stock option agreement that the recipient may exercise vested options after termination of employment. An option holder may pay the exercise price of an option by any legal manner that we permit, which may include use of shares of our common stock already owned by the option holder or by a broker-assisted cashless exercise procedure. The 2002 plan provides that options are not transferable except by will or the laws of descent and distribution, although the compensation committee may provide otherwise in any stock option agreement.

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

      The 2002 plan will terminate in March 2012, and we may not grant awards under it after termination, however, any options outstanding when the 2002 plan terminates will remain outstanding in accordance with their terms. Our Board of Directors may amend, alter, suspend or terminate the 2002 plan at any time, provided that we must obtain stockholder approval for any change that would increase the number of shares reserved for issuance or would change the class of persons eligible to receive grants of options. In addition, the board may not amend the plan to (i)fix the exercise price per share for incentive stock options at less than 100% of the fair market value of a share of common stock on the date of grant or (ii) extend the duration of the 2002 plan or extend the maximum period of ten (10) years during which holders may exercise options.

      Our compensation committee may amend the terms of any option granted, including any stock option agreement, retroactively or prospectively, but no such amendment shall impair the previously accrued rights of existing recipients without their consent.

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

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of our outstanding common stock as of July 11, 2003 according to information supplied to us by: (i) each person we know to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all of our current directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and securities convertible into common stock held by that person that are exercisable as of July 11, 2003 or exercisable within 60 days thereof are deemed outstanding. Except as indicated in the footnotes to this table, we believe that each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name, except to the extent shared by a spouse under applicable law. As of July 11, 2003, there were 35,462,781 shares of common stock outstanding.

	Shares Beneficially Owned

Name and Address(1)	Number	Percentage(2)

H.I.G. Direct Marketing Holdings, Inc.(3)(4)	20,724,253	56.02%
KPI, Inc.(3)(4)	1,330,953	3.60%
Desert Value Holdings, Inc.(3)(4)	700	*
William F. Hay(5)	9,087,928	24.56%
Denise DuBarry-Hay(6)	9,087,928	24.56%
Mark E. Taylor(7)	725,760	1.96%
Kandy Lee Allen(8)	124,000	*
Amir Tukulj	640,000	1.73%
Andrew Tobias(9)	230,400	*
Denise Kovac(10)	341,760	*
Marty Fahncke(11)	160,000	*
Kevin J. McKeon(12)	60,000	*
Kevin Harrington	221,427	*
Timothy Harrington	147,618	*
Mel Arthur	73,809	*
J. Robert Swidler	19,000	*

	Shares Beneficially Owned

Name and Address(1)	Number	Percentage(2)

Jerry D. Horn	13,200	*
Dean Belbas	9,149	*
Sami W. Mnaymneh(13)	22,055,906	59.62%
John Bolduc(13)	22,055,906	59.62%
Anthony A. Tamer(13)	22,055,906	59.62%
Directors and executive officers as a group (19 persons)(14)(15)	11,854,051	32.04%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each beneficial owner listed below is c/o Thane International, Inc., 78-140 Calle Tampico, La Quinta, California 92253.

(2)	Calculated based on 36,997,181 shares of common stock outstanding, which includes (i) 35,462,781 shares of common stock outstanding as of the date hereof and (ii) 1,534,400 shares subject to options exercisable within 60 days of July 11, 2003.

(3)	The address of H.I.G. Direct Marketing Holdings, Inc., KPI, Inc. and Desert Value Holdings, Inc. is c/o H.I.G. Capital, LLC, 1001 Brickell Bay Drive, 27th Floor, Miami, Florida 33131. Mr. Anthony A. Tamer currently serves as the president and as a director of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. Mr. Sami W. Mnaymneh currently serves as the secretary and as a director of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. Messrs. Tamer and Mnaymneh constitute all of the officers and directors of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings.

(4)	H.I.G. Investment Group II, L.P. is the controlling stockholder of each of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. H.I.G. Capital Partners II, L.P. is a stockholder of each of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. H.I.G. Partners II, L.P. is the general partner of H.I.G. Investment Group. H.I.G. Advisors, L.L.C. is the general partner of H.I.G. Capital Partners. H.I.G. GP-II, Inc. is the general partner of H.I.G. Partners and the manager of H.I.G. Advisors. H.I.G. Investment Group, H.I.G. Capital Partners, H.I.G. Partners, H.I.G. Advisors and H.I.G. GP-II may, by virtue of their respective relationships with H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings, be deemed to beneficially own the securities held by H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings, and to share voting and investment power with respect to such securities. H.I.G. Investment Group, H.I.G. Capital Partners, H.I.G. Partners, H.I.G. Advisors and H. I.G. GP-II each disclaim beneficial ownership of the securities, except to the extent of their respective investment interests in H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. The address of each of H.I.G. Investment Group, H.I.G. Capital Partners, H.I.G. Partners, H.I.G. Advisors and H.I.G. GP-II is c/o H.I.G. Capital, LLC, 1001 South Bayshore Drive, 27th Floor, Miami, Florida 33131.

(5)	Represents (i) 4,543,964 shares directly owned by Mr. Hay and (ii) 4,543,964 shares directly owned by Denise DuBarry-Hay, Mr. Hay’s spouse. Mr. Hay may, by virtue of his relationship with Ms. DuBarry-Hay, be deemed to beneficially own the securities held by Ms. DuBarry-Hay and to share voting and investment power with respect to such securities. Mr. Hay disclaims beneficial ownership of the securities directly owned by Ms. DuBarry-Hay.

(6)	Represents (i) 4,543,964 shares directly owned by Ms. DuBarry-Hay and (ii) 4,543,964 shares directly owned by William F. Hay, Ms. DuBarry-Hay’s spouse. Ms. DuBarry-Hay may, by virtue of her relationship with Mr. Hay, be deemed to beneficially own the securities held by Mr. Hay and to share voting and investment power with respect to such securities. Ms. DuBarry-Hay disclaims beneficial ownership of the securities directly owned by Mr. Hay.

(7)	Includes (i) 85,760 shares directly owned by Mr. Taylor and (ii) 640,000 shares subject to options exercisable by Mr. Taylor within 60 days of July 11, 2003.

(8)	Includes 124,000 shares subject to options exercisable by Ms. Allen within 60 days of July 11, 2003. Does not include 36,000 shares subject to options not exercisable by Ms. Allen within 60 days of July 11, 2003.

(9)	Includes 230,400 shares subject to options exercisable by Mr. Tobias within 60 days of July 11, 2003. Does not include 57,600 shares subject to options not exercisable by Mr. Tobias within 60 days of July 11, 2003.

(10)	Includes (i) 45,760 shares directly owned by Ms. Kovac and (ii) 320,000 shares subject to options exercisable by Ms. Kovac within 60 days of July 11, 2003.

(11)	Includes 160,000 shares subject to options exercisable by Mr. Fahncke within 60 days of July 11, 2003.

(12)	Includes 60,000 shares subject to options exercisable by Mr. McKeon within 60 days of July 11, 2003. Does not include 205,000 shares subject to options not exercisable by Mr. McKeon within 60 days of July 11, 2003.

(13)	Represents (i) 20,724,253 shares directly owned by H.I.G. Direct Marketing Holdings, (ii) 1,330,953 shares directly owned by KPI and (iii) 700 shares owned by Desert Value Holdings. Messrs. Mnaymneh, Bolduc and Tamer are stockholders of each of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. In addition, Messrs. Mnaymneh and Tamer constitute all of the officers and directors of H.I.G. GP-II, the ultimate parent entity of H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. Messrs. Mnaymneh, Bolduc and Tamer may, by virtue of their respective relationships with H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings, be deemed to beneficially own the securities held by H.I.G. Direct Marketing Holdings , KPI and Desert Value Holdings, and to share voting and investment power with respect to such securities. Messrs. Mnaymneh, Bolduc and Tamer each disclaim beneficial ownership of the securities, except to the extent of his respective investment interests in H.I.G. Direct Marketing Holdings, KPI and Desert Value Holdings. The address of Messrs. Mnaymneh, Bolduc and Tamer is c/o H.I.G. Capital, LLC, 1001 South Bayshore Drive, 27th Floor, Miami, Florida 33131.

(14)	For purposes of this calculation, we have included Joshua Chandler in the group of director and officers. Mr. Chandler does not directly own any shares nor does he own any shares subject to options exercisable within 60 days of July 11, 2003. Mr. Chandler owns 80,000 shares subject to options that are not exercisable within 60 days of July 11, 2003.

(15)	Includes 11,854,051 shares beneficially held by William F. Hay, Denise DuBarry-Hay, Mark E. Taylor, Kandy Lee Allen, Amir Tukulj, Andrew Tobias, Denise Kovac, Marty Fahncke, Kevin Harrington, Timothy Harrington, Mel Arthur, Dean Belbas, Kevin J. McKeon, Joshua Chandler, J. Robert Swidler and Jerry D. Horn. Does not include 22,055,906 shares deemed to be beneficially held by Messrs. Mnaymneh, Bolduc, and Tamer.

Item 13.     Certain Relationships and Related Transactions

     General

      We have from time to time entered into transactions with certain of our officers, directors and principal stockholders and entities in which such parties have an interest. We believe that each such transaction has been on terms no less favorable to us than could be obtained in a transaction with an independent third-party.

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

     Krane Acquisition

      On March 15, 2002, we acquired Krane in exchange for 2,634,768 shares of our common stock. KPI, Inc., an affiliate of H.I.G. Direct Marketing Holdings, owned approximately 50.4% of the outstanding Krane common stock. The terms of the Agreement and Plan of Merger, including the merger consideration, were negotiated between us and the minority stockholders of Krane. We believe that the terms of the Agreement and Plan of Merger are at least as favorable to us as could have been obtained from an unaffiliated third-party. In connection with the Krane acquisition, KPI and Krane entered into a certain Amended and Restated Make-Well Agreement, dated as of March 15, 2002, pursuant to which KPI agreed to provide up to $500,000 of financial support to Krane for the benefit of LaSalle Bank National Association.

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

     Management

      Since 1999, we have leased an aircraft from La Quinta Air Corp. for use by company executive officers. William F. Hay and Denise DuBarry-Hay are the principal stockholders of La Quinta Air Corp. On May 1, 2001, we entered into a five-year leasing arrangement with La Quinta Air Corp. with respect to a Westwind II airplane at a monthly cost of approximately $30,000 plus routine maintenance, insurance and costs. During fiscal 2003, the lease payment was renegotiated down to approximately $26,000 per month.

      We lease an automobile from La Quinta Air Corp. on a month to month basis for use by William F. Hay and Denise DuBarry-Hay at a monthly cost of approximately $1,800.

      We lease residential property located at 78030 Coronados, La Quinta, California from William F. Hay and Denise DuBarry-Hay on a month to month basis at a monthly cost of $3,800. This property is used to house certain of our officers, directors and other business related guests. Management believes these accommodations save the Company substantial lodging expenses.

      Prior to August 2002, we leased commercial office space located at 78-140 Calle Tampico, La Quinta, California, our principal executive offices, from William F. Hay and Denise DuBarry-Hay at a monthly cost of approximately $22,000. The lease has a term of 20-years commencing on June 1, 2001. In August 2002, the stockholders sold the building to an unrelated third-party subject to the terms of the existing lease. The lease terms have remained the same since the sale of the property.

      Certain of our directors and director nominees are affiliated with H.I.G. Capital. Messrs. Sami W. Mnaymneh and Anthony A. Tamer are managing partners of H.I.G. Capital and Mr. John Bolduc is a managing director of H.I.G. Capital.

Reliant

      In 2003, in accordance with the employment agreements entered into between the Company and the former principal shareholders of Reliant, the Company loaned $2,500,000 to these shareholders, with the underlying notes accruing interest at 6%. In the event that certain thresholds are met in future years, the loans will be forgiven and recognized as compensation expense. The loans are secured by 442,854 escrowed shares of the Company’s stock.

Item 14.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, the management of the company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      15(a)(1) Financial Statements:

      Included in Part II, Item 8 of this report:

      15(a)(2) Financial Statement Schedule:

      Included in Part IV of this report:

           Schedule II — Valuation and qualifying accounts and reserves

      Other schedules have been omitted since they are either not required or not applicable.

      15(a)(3) Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen Certificate for common stock Certificate of the Registrant.(1)
10.1	Executive Employment Agreement dated as of December 31, 2001 by and between William F. Hay and Thane International, Inc.(1)
10.2	Executive Employment Agreement dated as of December 31, 2001 by and between Denise DuBarry-Hay and Thane International, Inc.(1)
10.3	Employment Agreement dated as of December 10, 2001 by and between Mark E. Taylor and Thane International, Inc.(1)
10.4	Employment Agreement dated as of December 10, 2001 by and between Denise Kovac and Thane International, Inc.(1)
10.5	Executive Employment Agreement dated as of January 1, 1999 by and between Amir Tukulj and Thane Direct Canada, Inc., as amended.(1)
10.6	Loan and Security Agreement, dated as of March 13, 2002, by and among, TDG, Inc., Thane Direct, Inc., West Coast Direct Marketing, Inc., Thane Direct Canada Inc., Thane International, Inc., Fox Marketing Associates, Inc., Tradewind Products, Inc., Concept and Product Solutions, Time Prophets, Inc., Xebec Productions, Inc., La Quinta Services Corp., Congress Financial Corporation (Florida) and each of the financial institutions named therein.(1)
10.8	Registrant’s 2002 Stock Option Plan.(1)
10.9	Form of Option Agreement under Registrant’s 2002 Stock Option Plan.(1)
10.10	Registrant’s 1999 Stock Option Plan.(1)
10.11	Form of Option Agreement under Registrant’s 1999 Stock Option Plan.(1)
10.12	Amended and Restated Consulting Agreement by and between Thane International, Inc. and H.I.G. Capital, LLC.(1)
10.13	Amended and Restated Employment Agreement, dated as of July 2, 2003, by and among Thane International, Inc., Reliant Interactive Media Corp. and Kevin Harrington
10.14	Amended and Restated Employment Agreement, dated as of July 2, 2003, by and among Thane International, Inc., Reliant Interactive Media Corp. and Tim Harrington
10.15	Amended and Restated Employment Agreement, dated as of July 2, 2003, by and among Thane International, Inc., Reliant Interactive Media Corp. and Mel Arthur.
10.23	Servicing Agreement dated April 28, 1999 by and between Thane Marketing and West Telemarketing Corporation.(1)
10.24	Exclusive Order Fulfillment Agreement, dated as of June 9, 1999, by and between Thane International, Inc. and Innotrac Corporation, successor to UDS, as amended.(1)
21.1	Subsidiaries of the Registrant.

(1)	Incorporated by reference to an identically numbered exhibit filed with the Registrant’s Registration Statement on Form S-4 (Registration No. 333-76224).

      15(b) Reports on Form 8-K:

      None.

Item 16.     Principal Accountant, Fees and Services

Independent Auditor Fee Information

     Audit Fees

      Fees for audit services provided by Ernst & Young totaled approximately $278,000 and $383,000 in 2003 and 2002, respectively, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and review of the Company’s registration statement on Form S-4.

     Audit-Related Fees

      Fees for audit-related services provided by Ernst & Young totaled approximately $57,000 and $199,000 in 2003 and 2002, respectively. Audit-related services mainly include accounting consultation and assistance with acquisition due diligence.

     Tax Fees

      Fees for tax services provided by Ernst & Young, including tax compliance, tax advice and tax planning, totaled approximately $183,000 and $116,000 in 2003 and 2002, respectively.

     All Other Fees

      There were no fees for services that are not included in the above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANE INTERNATIONAL, INC.

By:	/s/ WILLIAM F. HAY

William F. Hay
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 14, 2003.

Signature	Title

/s/ WILLIAM F. HAY William F. Hay	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ MARK TAYLOR Mark Taylor	President and Director

/s/ KEVIN J. MCKEON Kevin J. McKeon	Chief Financial Officer (Principal Financial Officer)

/s/ JOSHUA CHANDLER Joshua Chandler	Chief Accounting Officer (Principal Accounting Officer)

/s/ DENISE DUBARRY-HAY Denise Dubarry-Hay	Chief Creative Officer and Director

/s/ SAMI W. MNAYMNEH Sami W. Mnaymneh	Director

/s/ JOHN BOLDUC John Bolduc	Director

Dean Belbas	Director

J. Robert Swidler	Director

Anthony A. Tamer	Director

/s/ JERRY D. HORN Jerry D. Horn	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William F. Hay, certify that:

      1. I have reviewed this annual report on Form 10-K of Thane International, Inc. (the “Registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM F. HAY

William F. Hay
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 14, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. McKeon, certify that:

      1. I have reviewed this annual report on Form 10-K of Thane International, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ KEVIN J. MCKEON

Kevin J. McKeon
Chief Financial Officer
(Principal Financial Officer)

Date: July 14, 2003

CERTIFICATION OF CHIEF ACCOUNTING OFFICER UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua A. Chandler, certify that:

      1. I have reviewed this annual report on Form 10-K of Thane International, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOSHUA A. CHANDLER

Joshua A. Chandler
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 14, 2003

THANE INTERNATIONAL, INC.

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended March 31, 2001, 2002 and 2003

      The allowance for accounts receivable has increased and decreased as follows:

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions(1)	Year

2001	324	1,687	(99)	1,912

2002	1,912	5,217	(787)	6,342

2003	6,342	18,721	(18,705)	6,358

(1)	Write-off of doubtful accounts against the allowance, recoveries or reductions of the allowance.

      The reserves for inventories have increased and decreased as follows:

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions(1)	Year

2001	246	4,112	—	4,358

2002	4,358	1,589	(1,813)	4,134

2003	4,134	6,607	(6,063)	4,678

(1)	Write-off of slow-moving or obsolete inventory, sale of inventory at reduced margin or reductions of the reserve.