Form 10-Q
period 2003-06-30
THANE INTERNATIONAL INC
filed 2003-08-14
CIK 1027882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the registrant’s $.001 par value common stock as of August 13, 2003 was 35,462,781

THANE INTERNATIONAL, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$2,918,000	$3,875,000
Accounts receivable, net of allowance for doubtful accounts of $1,371,000 and $6,358,000 on June 30, 2003 and March 31, 2003, respectively	13,970,000	18,045,000
Other receivables	892,000	1,747,000
Inventories, net of reserves of $2,279,000 and $4,678,000 on June 30, 2003 and March 31, 2003, respectively	6,977,000	7,279,000
Prepaid advertising	1,169,000	1,575,000
Prepaid expenses and other	2,413,000	1,313,000
Deferred income taxes	3,534,000	5,984,000
Income taxes receivable	5,885,000	4,982,000

Total Current Assets:	37,758,000	44,800,000
Property and Equipment
Building	3,260,000	3,260,000
Furniture, fixtures and equipment	2,300,000	2,957,000
Less accumulated depreciation	(1,525,000)	(1,524,000)

	4,035,000	4,693,000
Non-current Assets:
Production costs, net of accumulated amortization of $648,000 and $1,781,000 on June 30, 2003 and March 31, 2003, respectively	991,000	704,000
Goodwill	2,228,000	2,228,000
Financing costs, net	905,000	1,096,000
Deferred income taxes	73,000	66,000
Other non-current assets	308,000	382,000

Total non-current assets:	4,505,000	4,476,000

Total assets	$46,298,000	$53,969,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,227,000	$5,080,000
Allowance for product refunds and returns	2,236,000	2,506,000
Accrued expenses	5,812,000	6,999,000
Line of credit	—	1,872,000
Current portion of long-term debt	6,500,000	15,281,000
Current portion of capital lease obligation	—	41,000
Deferred consideration	200,000	500,000

Total current liabilities:	19,975,000	32,279,000
Long-term debt, less current portion	8,167,000	8,667,000
Capital lease obligation	3,238,000	3,238,000
Minority interest	665,000	670,000
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, par value $0.001 Authorized shares – 50,000,000 Issued and outstanding shares – 0
Class A common stock, par value $0.001:
Authorized shares – 200,000,000	—	—
Issued and outstanding shares – 35,462,781	35,000	35,000
Warrants	5,130,000	5,130,000
Notes receivable – stockholders	(133,000)	(225,000)
Additional paid-in capital	32,453,000	32,453,000
Retained deficit	(23,232,000)	(28,278,000)

Total stockholders’ equity	14,253,000	9,115,000

Total Liabilities & Stockholders’ equity	$46,298,000	$53,969,000

See accompanying notes

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,

	2003	2002

Revenues:
Net product sales	$30,617,000	$34,089,000
Other	2,330,000	3,278,000

Total revenues	32,947,000	37,367,000
Costs and expenses:
Costs of sales, including selling expenses	26,532,000	28,515,000
General and administrative expenses	5,678,000	5,142,000
Depreciation	160,000	124,000

Total costs and expenses	32,370,000	33,781,000

Income from operations	577,000	3,586,000
Interest expense, net	741,000	559,000
Minority interest and other	25,000	110,000

Income (loss) before income taxes	(189,000)	2,917,000
Provision for income taxes	496,000	1,101,000

Income (loss) from continuing operations	(685,000)	1,816,000
Discontinued operations, net of tax	574,000	440,000
Extraordinary gain on extinguishment of debt	5,157,000	—

Net Income	$5,046,000	$2,256,000

Weighted average shares – basic	33,248,506	32,385,293
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.02)	$0.06
Net income	$0.15	$0.07
Weighted average shares – diluted	34,295,251	34,860,257
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.02)	$0.05
Net income	$0.15	$0.06

See accompanying notes

THANE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended June 30,

	2003	2002

Operating activities
Net income	$5,046,000	$2,256,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	192,000	158,000
Amortization of production costs	60,000	129,000
Amortization of financing costs	191,000	182,000
Amortization of discount on acquired debt	—	140,000
Interest on stockholders’ notes receivable	(38,000)	(16,000)
Allowance on stockholders’ notes receivable	130,000	—
Gain on disposal of assets	1,000	—
Gain on extinguishment of debt	(5,157,000)	—
Provision for doubtful accounts	193,000	(777,000)
Provision for inventory reserves	(1,049,000)	(457,000)
Deferred income taxes	746,000	—
Minority interest	25,000	110,000
Cash related to disposition of Krane Products, Inc.	(1,149,000)	—
Changes in operating assets and liabilities:
Accounts receivable	355,000	7,832,000
Other receivables	847,000	(297,000)
Inventories	1,332,000	60,000
Prepaid advertising	406,000	35,000
Prepaid expenses and other	(1,170,000)	(2,096,000)
Production costs	(347,000)	(271,000)
Due from affiliate	—	3,156,000
Other assets	(15,000)	366,000
Accounts payable	419,000	(3,552,000)
Allowance for product refunds and returns	(270,000)	(1,348,000)
Accrued expenses	96,000	(8,816,000)
Income taxes, net	(936,000)	(1,637,000)

Net cash used in operating activities	(92,000)	(4,843,000)
Investing activities
Purchases of furniture, fixtures and equipment	(28,000)	(149,000)
Acquisition of companies, net of cash acquired	—	1,278,000
Notes issued to stockholders	—	(2,500,000)

Net cash used in investing activities	(28,000)	(1,371,000)
Financing activities
Payments on long-term debt	(500,000)	(649,000)
Payment of deferred consideration	(300,000)	(190,000)
Payments on capital lease obligations	(7,000)	(4,000)
Net investments from (payments to) minority owners	(30,000)	20,000

Net cash used in financing activities	(837,000)	(823,000)

Net decrease in cash and cash equivalents	(957,000)	(7,037,000)
Cash and cash equivalents at beginning of period	3,875,000	13,568,000

Cash and cash equivalents at end of period	$2,918,000	$6,531,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$609,000	$741,000
Income taxes	$—	$3,484,000
Supplemental disclosures of non-cash items
Depreciation included in discontinued operations	$32,000	$34,000
Write-off of fully amortized production costs	$1,193,000	$—
Write-off of fully reserved inventory	$1,350,000	$—
Asset acquired under capital lease	$—	$74,000
Forfeiture of minority owner investment	$—	$24,000

See accompanying notes

THANE INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thane International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2003.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s results for the interim periods presented. The results of operations for the quarter ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

Earnings (Loss) Per Share

The computation of basic and diluted income (loss) per share of common stock based on the weighted average number of shares outstanding during the period of the financial statements is as follows:

	For the Quarter Ended June 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income (Loss) Per Share
Income (loss) from continuing operations	$(685,000)	33,248,506	$(0.02)
Discontinued operations, net of tax	574,000	33,248,506	0.02
Extraordinary gain on extinguishment of debt	5,157,000	33,248,506	0.15

Income available to common stockholders	$5,046,000	33,248,506	$0.15

Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$(685,000)	33,248,506	$(0.02)

Effect of Dilutive Securities
Common stock options	—	254,050
Common stock warrants	—	792,695

Discontinued operations, net of tax	574,000	34,295,251	0.02
Extraordinary gain on extinguishment of debt	5,157,000	34,295,251	0.15

Income available to common stockholders plus assumed conversions	$5,046,000	34,295,251	$0.15

	For the Quarter Ended June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income Per Share
Income from continuing operations	$1,816,000	32,385,293	$0.06
Discontinued operations, net of tax	440,000	32,385,293	$0.01

Income available to common stockholders	$2,256,000	32,385,293	0.07

Effect of Dilutive Securities
Common stock options	—	1,543,308
Common stock warrants	—	792,695
Deferred consideration	—	138,961

Diluted Income Per Share
Income from continuing operations	$1,816,000	34,860,257	$0.05
Discontinued operations, net of tax	440,000	34,860,257	$0.01

Income available to common stockholders plus assumed conversions	$2,256,000	34,860,257	0.06

The computation of weighted average shares for the periods ending June 30, 2003 and 2002 excludes the 2,214,275 Escrowed Shares related to the Reliant acquisition (Note 4).

THANE INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the initial stages of reviewing this interpretation, but does not believe it holds any variable interest entities that it acquired before February 1, 2003 to which Interpretation 46 would apply. Additionally, the Company has not invested in any new variable interest entities after January 31, 2003.

4. ACQUISITIONS

Krane Products

On March 15, 2002, the Company acquired 100% of Krane Holdings, Inc. (Krane) and its wholly-owned subsidiary Krane Products, Inc. in exchange for approximately 2,635,000 shares of the Company’s common stock. Each share of Krane stock was exchanged for approximately 2.424 shares of the Company’s common stock in a transaction valued at $17,047,000.

As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. As a result of LaSalle exercising its rights, the assets and liabilities of Krane are no longer consolidated with the Company, effective June 18, 2003, and the Company recorded a non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. Additionally, the Company expects to receive a tax deduction of approximately $2,000,000 related to the disposal of Krane. Finally, the operations of Krane are presented as discontinued operations in the quarter ended June 30, 2003 and the operations of Krane for the quarter ended June 30, 2002 have also been reclassified and presented as discontinued operations.

Selected financial data from discontinued operations were as follows:

	For the quarter ended June 30,

	2003	2002

Total revenues	$5,032,000	$7,374,000
Total costs and expenses	$3,335,000	$4,456,000
Income from operations	$269,000	$1,272,000
Net income	$574,000	$440,000
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

THANE INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003

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

Of the 2,214,275 escrowed shares of the Company’s stock, 442,854 shares represent collateral for these loans. The amount of the loans and accrued interest has been reduced by an allowance, such that the net amount of the loan and accrued interest approximate the fair market value of the collateral shares. The allowance is recorded as compensation expense, which is included in general and administrative expenses, and will be adjusted as an increase or decrease to expense based on changes in the market value of the underlying shares until such time as the loan is repaid. As such, the Company recorded an increase to compensation expense for the quarter ended June 30, 2003 was $130,000.

The remaining 1,771,421 shares have also been placed in escrow and may be earned in the event that certain future quarterly and cumulative earnings thresholds are met. As of June 30, 2003, none of these thresholds had been met and all shares remained in escrow. All of the shares in escrow revert back to the majority shareholders in the event the thresholds are not met. Subsequent to June 30, 2003, the remaining 1,771,421 shares were released from escrow and purchased by two of the majority shareholders of the Company (Note 9).

Pro Forma Results (Unaudited)

The unaudited pro forma financial information below for the quarter ended June 30, 2003 and 2002 were prepared as if the Reliant transaction above had occurred on April 1, 2002:

	2003	2002

Revenue	$32,947,000	$42,366,000
Total costs and expenses	$32,370,000	$39,577,000
Income (loss) from continuing operations	(685,000)	1,330,000
Discontinued operations, net of tax	574,000	440,000
Extraordinary gain on extinguishment of debt	5,157,000	—
Net income	$5,046,000	$1,770,000
Basic earnings per share	$0.15	$0.05
Diluted earnings per share	$0.15	$0.05

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

5. LONG-TERM DEBT AND LINE OF CREDIT

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation (“Congress”) and Ableco Finance (“Ableco”) that provided a $20,000,000 senior secured revolving credit facility and an aggregate of $14,000,000 in long-term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. This facility was used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital

THANE INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003

requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane’s lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an intercreditor agreement whereby the lenders agreed that there would be no cross-default between the credit facilities of the respective companies.

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

As of March 31, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on June 26, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of March 31, 2003 and set new financial covenants on a quarterly basis going forward. In addition, the Company agreed to use all the proceeds of its expected tax refund of approximately $4,500,000 to satisfy the $3,000,000 balance of the term loan due September 2003 and to prepay the other term loans. All other terms of the original loan and security agreement remained materially the same. As of June 30, 2003, the Company was in compliance with all debt covenants within its Ableco credit facility.

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

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a, non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. The total Krane debt that existed on June 18, 2003 was $10,653,000.

6. INCOME TAXES

The difference between the Company’s effective tax rate and the statutory tax rate is primarily due to transfer pricing and financing costs related to the Company’s current and prior years’ expansion into foreign markets.

7. COMMITMENTS & CONTINGENCIES REGULATION

Substantially all aspects of the Company’s marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (“FTC”). FTC regulations are primarily derived

THANE INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003

from Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws which are applicable to the Company. In addition, the direct marketing industry has set up guidelines for the truth and substantiation of direct marketing program claims and products through its self-regulation trade association, Electronic Retailing Association (“ERA”), of which the Company is a member. The Company believes that all of its current direct marketing programs comply with applicable FTC standards and the ERA guidelines. Certain direct marketing products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission.

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

8. RELATED PARTY TRANSACTIONS

Included in general and administrative expenses are management consulting and financial services fees paid to H.I.G. Capital, LLC, an affiliate of the Company’s majority stockholder H.I.G. Direct Marketing Holdings. The Company incurred approximately $75,000 in management fees for the quarter ended June 30, 2003 and 2002, respectively.

The Company leases an aircraft with a related entity whose principal stockholders are stockholders of the Company. The lease is approximately $26,000 per month, plus maintenance, insurance and costs. The Company also leases an automobile, on a month-to-month basis, from this entity for approximately $2,000 per month.

The Company leases a residential property from two of its stockholders on a month-to-month basis for approximately $4,000 per month. The residence is used solely for the purpose of housing for Company employees traveling to the Company’s headquarters. Management believes these accommodations save the Company substantial lodging expenses.

Prior to August 2002, the Company leased an office building under a capital lease from two of its stockholders. The lease had a related obligation of approximately $3,260,000 at inception, at an imputed interest rate of 9.25%, a term of 20 years and escalating payments over the life of the lease from approximately $22 to $47 per square foot. In August 2002, the stockholders sold the building to an unrelated third party subject to the terms of the existing lease. The lease terms have remained the same since the sale of the property.

The Company had retained the services of the law firm Hall, Dickler, Kent, Goldstein and Wood, LLP. Ms. Linda Goldstein, who served as one of our directors from May 2002 to August 2002, is a partner of Hall, Dickler, Kent, Goldstein and Wood, LLP. From the beginning of her tenure as director through June 30, 2002, the Company paid approximately $70,000 in legal fees in connection with this professional relationship.

THANE INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003

9. SUBSEQUENT EVENT

On July 2, 2003, the Company entered into amended and restated employment agreements with Reliant’s former principal shareholders. In conjunction therewith, the 1,771,421 shares that were in escrow, to be earned in the event that certain thresholds were met, were released from escrow by the Company and purchased by two of the majority shareholders of the Company. The purchase price per share was approximately $0.25. In addition, each of the former shareholders will receive incentive compensation in an amount equal to 4.167% of the earnings before interest, income taxes, depreciation and amortization of Reliant in the fiscal years ended March 31, 2004 and 2005. All other terms of the original employment agreement remained essentially the same. As a result of this transaction, the Company will recognize a charge to earnings in the quarter ended September 30, 2003 of approximately $440,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED HEREIN FOR THE FISCAL QUARTER ENDED JUNE 30, 2003 AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003, PARTICULARLY UNDER THE HEADING “RISK FACTORS.”

GENERAL

We are engaged in the multi-channel direct marketing of consumer products and services in the fitness, health and beauty, and housewares product categories. Our distribution channels in the United States and, through our 186 international distributors and strategic partners, in 80 countries around the world include direct response television, home shopping channels, catalogs, retail print advertising, credit card inserts and the Internet. We develop and acquire products, arrange low-cost, offshore manufacturing and then market and distribute our products through our various distribution channels. We have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential.

We generate revenues by selling our products (i) directly to consumers through our direct response television programs and the Internet, and (ii) wholesale through international distributors and strategic partners, retailers, home shopping channels, catalogs and credit card inserts. We also generate revenues through our media purchasing, consumer clubs and product sourcing activities. We allocate all of our United States media costs to our direct marketing businesses and none to our wholesale business. Production costs are allocated solely to our direct marketing business even though the direct response television programs are used to support our wholesale and international businesses. Typically, as a product nears the end of its lifecycle, we will gradually reduce the selling price of the product to further extend the lifecycle of the product.

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

We acquired Reliant Interactive Media Corp. as of May 22, 2002. Therefore, only 40 days of financial information for Reliant is included in our results of operations for the quarter ended June 30, 2002. For historical pro forma results of operations please refer to the unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

As of December 31, 2002, Krane Products, Inc. (Krane) was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded an extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. In addition, the operations of Krane are presented as discontinued operations in the quarter ended June 30, 2003 and the operations of Krane for the quarter ended June 30, 2002 have been reclassified and presented as discontinued operations as well.

RESULTS OF OPERATIONS

The following table sets forth income statement data for the periods indicated as a percentage of revenue.

	For the quarter ended
	June 30,

	2003	2002

Total revenues	100.00%	100.00%
Cost of sales, including selling expenses	80.53%	76.31%
Gross profit	19.47%	23.69%
Operating expenses
General and administrative	17.23%	13.76%
Depreciation	0.49%	0.33%
Income from operations	1.75%	9.60%
Other expenses
Interest, minority interest and other	2.32%	1.79%
Income (loss) before income taxes	(0.57)%	7.81%
Provision for income taxes	1.51%	2.95%
Income (loss) from continuing operations	(2.08)%	4.86%
Discontinued operations, net of tax	1.74%	1.18%
Extraordinary gain on extinguishment of debt	15.66%	0.00%
Net income	15.32%	6.04%

COMPARISON OF THE QUARTER ENDED JUNE 30, 2003 AND JUNE 30, 2002

TOTAL REVENUES decreased $4.4 million, or 11.8%, to $32.9 million for the quarter ended June 30, 2003 from $37.3 million for the quarter ended June 30, 2002. The decrease in total revenues is primarily attributable to wholesale sales decreasing $2.7 million, or 44.2%, to $3.3 million for the quarter ended June 30, 2003 from $6.0 million for the quarter ended June 30, 2002. International sales decreased $2.6 million, or 14.9%, to $15.1 million for the quarter ended June 30, 2003 from $17.7 million for the quarter ended June 30, 2003. These decreases were partially offset by direct to consumer sales increasing $0.9 million, or 6.5%, to $14.5 million for the quarter ended June 30, 2003 from $13.6 million for the quarter ended June 30, 2002.

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

Within the direct to consumer and wholesale businesses we have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We continue to seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential. The decrease in wholesale sales was attributable to sales of a single fitness product in fiscal 2003 partially offset by increased sales in other product categories in fiscal 2004. The decrease in international sales was attributable to sales of a single health and beauty product in fiscal 2003 which was offset by increased sales in other product categories in fiscal 2004.

COST OF SALES consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales decreased $2.0 million, or 7.0%, to $26.5 million for the first quarter of fiscal 2004 from $28.5 million for the first quarter of fiscal 2003. As a percentage of total revenues, cost of sales increased from 76.31% for the quarter ended June 30, 2002 to 80.53% for the quarter ended June 30, 2003. The decrease in cost of sales dollars is directly attributable to the lower sales levels discussed above. The increase in cost of sales as a percentage of total revenues for June 2003 as compared to June 2002 is primarily due to higher advertising and media costs during the quarter ended June 30, 2003.

GROSS PROFIT decreased $2.4 million, or 27.5%, to $6.4 million for the quarter ended June 30, 2003 from $8.8 million for the quarter ended June 30, 2002. As a percentage of total revenues, gross profit decreased 4.22% from 23.69% for the first quarter of fiscal 2003 to 19.47% for the first quarter of fiscal 2004. The decrease in gross profit as a percentage of total revenues is the result of higher advertising and media costs for the quarter ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES increased $0.6 million, or 10.4%, to $5.7 million for the first quarter of fiscal 2004 from $5.1 million for the comparable quarter in fiscal 2003. As a percentage of total revenues, general and administrative expenses increased to 17.23% for the first quarter of fiscal 2004 from 13.76% for the first quarter of fiscal 2003. The increase in general and administrative expenses was the result of a full quarter of general and administrative expenses in the quarter ended June 30, 2003 for Reliant compared to only forty days of such expenses in the quarter ended June 30, 2002 as well as higher expenses in the Internet division.

DEPRECIATION EXPENSE increased $36,000 due primarily to depreciation of fixed assets additions over the last year.

INCOME FROM OPERATIONS decreased $3.0 million, or 83.9%, to $0.6 million for the first quarter of fiscal 2004 from $3.6 million for the first quarter of fiscal 2003. As a percentage of total revenues, income from operations decreased to 1.75% for the first quarter of fiscal 2004 from 9.60% for the first quarter of fiscal 2003. The decrease in income from operations as a percentage of total revenues is attributable to lower gross profits and higher general and administrative expenses discussed above.

OTHER EXPENSES consist of net interest expense and minority interest. Net interest expense increased approximately $182,000, primarily due to higher debt levels and higher borrowing costs during the quarter ended June 30, 2003. Minority interest decreased by $85,000 due to profit decreases from Thane’s non-wholly owned subsidiaries.

INCOME (LOSS) BEFORE INCOME TAXES decreased $3.1 million, or 106.5%, to $(0.2) million for the quarter ended June 30, 2003 from $2.9 million for the quarter ended June 30, 2002. The decrease is attributable to the lower gross profits and higher general and administrative expenses discussed above. After applying the effective tax rate of 262.6% and 37.7%, for the first quarters in fiscal 2004 and fiscal 2003, respectively, income (loss) from continuing operations for the respective periods was $(0.7) million and $1.8 million, a $2.5 million, or 137.7% decrease.

DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT consists of the effects of the Company’s disposition of Krane. As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company’s evaluation of the fair value of Krane’s assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000.

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. In addition, the operations of Krane are presented as discontinued operations with income of $574,000 in the quarter ended June 30, 2003. The historical operations of Krane for the quarter ended June 30, 2002 have been reclassified and presented as discontinued operations which reflected income of $440,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, cash and cash equivalents were $2.9 million compared to $3.9 million at March 31, 2003 and $6.5 million at June 30, 2002. Total assets were $46.3 million at June 30, 2003 compared to $54.0 million at March 31, 2003 and $105.4 million at June 30, 2002. Comparing June 2003 to June 2002, the total asset decrease of $59.1 million was primarily due to a decrease in goodwill of $41.8 million as discussed in the Company’s Form 10-K and a decrease in current assets of $15.0 million due primarily to decreases in cash and inventories.

For the fiscal quarter ended June 30, 2003, the net cash used in operating activities was $(0.09) million compared to net cash used in operating activities of $(4.8) million for the fiscal quarter ended June 30, 2002. Net cash used in investing and financing activities was $(0.9) million in the fiscal quarter ended June 30, 2003 as compared to net cash used in investing and financing activities of $(2.2) million in the fiscal quarter ended June 30, 2002. The decrease in cash used in operating activities was primarily due to decreases in accounts receivable, payables and accrued expenses for the quarter ended June 30, 2002, and the decrease in inventory and effects of the disposition of Krane for the quarter ended June 30, 2003. In addition to routine debt payments, the net cash used in investing and financing activities was primarily due to the notes issued to stockholders offset by the acquisition of an internet retailer in the fiscal quarter ended June 30, 2002.

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

As of March 31, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on June 26, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of March 31, 2003 and set new financial covenants on a quarterly basis going forward. In addition, the Company agreed to use all the proceeds of its expected tax refund of approximately $4,500,000 to satisfy the $3,000,000 balance of the term loan due September 2003 and to prepay the other term loans. All other terms of the original loan and security agreement remained materially the same. As of June 30, 2003, the Company was in compliance with all debt covenants within its Ableco credit facility.

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

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. The total Krane debt that existed on June 18, 2003 was $10,653,000.

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

Allowance for product refunds and returns

The allowance for product refunds and returns is based on past historical experience of product returns and refunds during which a customer can return a product.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the initial stages of reviewing this interpretation, but does not believe it holds any variable interest entities that it acquired before February 1, 2003 to which Interpretation 46 would apply. Additionally, the Company has not invested in any new variable interest entities after January 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with borrowings under our senior secured credit facility with Ableco we will experience market risk with respect to changes in the general level of interest rates and its effect upon our interest expense. Borrowings under this facility bear interest at variable rates based on the prime rate. Because such rate varies from period to period, an increase in interest rates will result in additional interest expense and a reduction in interest rates will result in reduced interest expense. Accordingly, our present exposure to interest rate fluctuations is primarily dependent on rate changes that may occur while the senior secured credit facility is outstanding.

Our variable rate debt currently consists of three term loans for total borrowings of $14.7 million.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

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

As of March 31, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on June 26, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of March 31, 2003 and set new financial covenants on a quarterly basis going forward. In addition, the Company agreed to use all the proceeds of its expected tax refund of approximately $4,500,000 to satisfy the $3,000,000 balance of the term loan due September 2003 and to prepay the other term loans. All other terms of the original loan and security agreement remained materially the same. As of June 30, 2003, the Company was in compliance with all debt covenants within its Ableco credit facility.

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

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a non-taxable, extraordinary gain from extinguishments of debt of $5,157,000 in the quarter ended June 30, 2003. The total Krane debt that existed on June 18, 2003 was $10,653,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANE INTERNATIONAL, INC. (Registrant)

August 13, 2003	By:	/s/ William F. Hay

Date		William F. Hay, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

August 13, 2003	By:	/s/ Kevin J. McKeon

Date		Kevin J. McKeon, Chief Financial Officer (Principal Financial Officer)

August 13, 2003	By:	/s/ Joshua A. Chandler

Date		Joshua A. Chandler, Chief Accounting Officer (Principal Accounting Officer)