Form 10-Q
period 2003-09-30
THANE INTERNATIONAL INC
filed 2003-11-14
CIK 1027882

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                                 Yes [ ] No [X]


         The number of shares outstanding of the registrant's $.001 par value common stock as of November 13, 2003 was 35,462,781


================================================================================

                            THANE INTERNATIONAL, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................19

Item 4.   Controls and Procedures.......................................................................19


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................19

Item 3.   Defaults on Senior Securities.................................................................19

Item 6.   Exhibits and Reports on Form 8-K..............................................................21

Signatures..............................................................................................22


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   THANE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                 SEPTEMBER 30,               MARCH 31,
                                                                                      2003                     2003
                                                                                  ------------             ------------

                                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $  5,010,000             $  3,875,000
   Accounts receivable, net of allowance for doubtful
     accounts of $859,000 and $6,358,000 on
     September 30, 2003 and March 31, 2003,
     respectively                                                                   10,784,000               18,045,000
   Other receivables                                                                 1,147,000                1,747,000
   Inventories, net of reserves of $2,328,000 and $4,678,000 on
     September 30, 2003 and March 31, 2003, respectively                             6,714,000                7,279,000
   Prepaid advertising                                                               1,563,000                1,575,000
   Prepaid expenses and other                                                        1,833,000                1,313,000
   Deferred income taxes                                                             3,534,000                5,984,000
   Income taxes receivable                                                             235,000                4,982,000
                                                                                  ------------             ------------
TOTAL CURRENT ASSETS:                                                               30,820,000               44,800,000

PROPERTY AND EQUIPMENT
   Building                                                                          3,260,000                3,260,000
   Furniture, fixtures and equipment                                                 2,261,000                2,957,000
   Less accumulated depreciation                                                    (1,622,000)              (1,524,000)
                                                                                  ------------             ------------
                                                                                     3,899,000                4,693,000
NON-CURRENT ASSETS:
   Production costs, net of accumulated amortization of $774,000 and
     $1,781,000 on September 30, 2003 and March 31, 2003, respectively               1,130,000                  704,000
   Goodwill                                                                          2,228,000                2,228,000
   Financing costs, net                                                                808,000                1,096,000
   Deferred income taxes                                                                73,000                   66,000
   Other non-current assets                                                            309,000                  382,000
                                                                                  ------------             ------------
TOTAL NON-CURRENT ASSETS:                                                            4,548,000                4,476,000
                                                                                  ------------             ------------
TOTAL ASSETS                                                                      $ 39,267,000             $ 53,969,000
                                                                                  ============             ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                               $  5,398,000             $  5,080,000
   Allowance for product refunds and returns                                         1,809,000                2,506,000
   Accrued expenses                                                                  8,105,000                6,999,000
   Line of credit                                                                           --                1,872,000
   Current portion of long-term debt                                                 2,656,000               15,281,000
   Current portion of capital lease obligation                                              --                   41,000
   Deferred consideration                                                              200,000                  500,000
                                                                                  ------------             ------------
TOTAL CURRENT LIABILITIES:                                                          18,168,000               32,279,000

Long-term debt, less current portion                                                 5,677,000                8,667,000
Capital lease obligation                                                             3,238,000                3,238,000
Minority interest                                                                      715,000                  670,000

COMMITMENTS AND CONTINGENCIES                                                               --                       --
STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $0.001
     Authorized shares - 50,000,000
     Issued and outstanding shares - 0                                                      --                       --
   Class A common stock, par value $0.001:
     Authorized shares - 200,000,000
     Issued and outstanding shares - 35,462,781                                         35,000                   35,000
   Warrants                                                                          5,130,000                5,130,000
   Notes receivable - stockholders                                                    (230,000)                (225,000)
   Additional paid-in capital                                                       32,893,000               32,453,000
   Retained deficit                                                                (26,359,000)             (28,278,000)
                                                                                  ------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                          11,469,000                9,115,000
                                                                                  ------------             ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 39,267,000             $ 53,969,000
                                                                                  ============             ============


SEE ACCOMPANYING NOTES

                   THANE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Three months ended               Six months ended
                                                         September 30,                   September 30,
                                                 -----------------------------     ----------------------------
                                                      2003             2002             2003            2002
                                                 ------------     ------------     ------------     -----------

Revenues:
   Net product sales                             $ 31,456,000     $ 24,850,000     $ 62,073,000     $58,939,000
   Other                                            1,994,000        3,137,000        4,324,000       6,415,000
                                                 ------------     ------------     ------------     -----------
Total revenues                                     33,450,000       27,987,000       66,397,000      65,354,000

Costs and expenses:
   Costs of sales, including selling expenses      27,309,000       22,579,000       53,841,000      51,094,000
   General and administrative expenses              8,383,000        6,073,000       14,061,000      11,215,000
   Depreciation                                       143,000          148,000          303,000         272,000
                                                 ------------     ------------     ------------     -----------
Total costs and expenses                           35,835,000       28,800,000       68,205,000      62,581,000
                                                 ------------     ------------     ------------     -----------
Income (loss) from operations                      (2,385,000)        (813,000)      (1,808,000)      2,773,000

Interest expense, net                                 678,000          540,000        1,419,000       1,099,000
Minority interest and other                            72,000          (45,000)          97,000          65,000
                                                 ------------     ------------     ------------     -----------
Income (loss) before income taxes (benefit)        (3,135,000)      (1,308,000)      (3,324,000)      1,609,000

Provision for income taxes (benefit)                   (8,000)        (471,000)         488,000         630,000
                                                 ------------     ------------     ------------     -----------
Income (loss) from continuing operations           (3,127,000)        (837,000)      (3,812,000)        979,000

Discontinued operations                                    --          454,000          574,000         894,000
Extraordinary gain on extinguishment of debt               --               --        5,157,000              --
                                                 ------------     ------------     ------------     -----------

Net income (loss)                                $ (3,127,000)    $   (383,000)    $  1,919,000     $ 1,873,000
                                                 ============     ============     ============     ===========

Weighted average shares - basic                    34,981,418       33,234,912       34,119,697      32,812,424

Basic earnings (loss) per share
   Income (loss) from continuing operations      $      (0.09)    $      (0.03)    $      (0.11)    $      0.03
   Net income (loss)                             $      (0.09)    $      (0.01)    $       0.06     $      0.06

Weighted average shares - diluted                  34,981,418       33,234,912       35,161,108      34,786,679

Diluted earnings (loss) per share
   Income (loss) from continuing operations      $      (0.09)    $      (0.03)    $      (0.11)    $      0.03
   Net income (loss)                             $      (0.09)    $      (0.01)    $       0.05     $      0.05




SEE ACCOMPANYING NOTES

                   THANE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                      2003                     2002
                                                                  -----------             ------------
OPERATING ACTIVITIES
Net income                                                        $ 1,919,000             $  1,873,000
Adjustments to reconcile  net income to net cash
provided by (used in) operating activities:
   Depreciation                                                       335,000                  342,000
   Amortization of production costs                                   185,000                  338,000
   Amortization of financing costs                                    388,000                  279,000
   Amortization of discount on acquired debt                               --                  332,000
   Interest on stockholders' notes receivable                         (75,000)                      --
   Allowance on stockholders' notes receivable                         70,000                       --
   Compensation expense related to release of
     shares from escrow                                               440,000                       --
   Loss on disposal of assets                                          54,000                       --
   Gain on extinguishment of debt                                  (5,157,000)                      --
   Allowance for doubtful accounts                                    327,000                 (857,000)
   Inventory reserves                                              (1,000,000)                (347,000)
   Cash related to disposition of Krane Holdings, Inc.             (1,149,000)                      --
   Minority interest                                                   75,000                   65,000

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                            3,407,000                6,216,000
     Other receivables                                                592,000                       --
     Inventories                                                    1,546,000                  943,000
     Prepaid advertising                                               12,000                   21,000
     Prepaid expenses and other                                      (590,000)                (766,000)
     Production costs                                                (611,000)                (450,000)
     Due from affiliate                                                    --                3,156,000
     Other assets                                                     (16,000)                (626,000)
     Accounts payable                                                 590,000               (5,499,000)
     Allowance for product refunds and returns                       (697,000)              (2,260,000)
     Accrued expenses                                               2,681,000               (9,469,000)
     Deferred revenue                                                (292,000)                      --
     Deferred income taxes                                            746,000                       --
     Income taxes, net                                              4,714,000               (1,250,000)
                                                                  -----------             ------------
Net cash provided by (used in) operating activities                 8,494,000               (7,959,000)

INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment                        (88,000)                (203,000)
Acquisition of companies, net of cash acquired                             --                1,278,000
Notes issued to stockholders                                               --               (2,500,000)
Interest on stockholder notes receivable                                   --                  (54,000)
                                                                  -----------             ------------
Net cash used in investing activities                                 (88,000)              (1,479,000)
                                                                  -----------             ------------

FINANCING ACTIVITIES
Payments on long-term debt                                         (6,834,000)              (1,503,000)
Proceeds from line of credit                                               --                  350,000
Payment of deferred consideration                                    (300,000)                (190,000)
Debt financing costs                                                 (100,000)                      --
Payments on capital lease obligations                                  (7,000)                 (21,000)
Net payments to minority owners                                       (30,000)                 (48,000)
                                                                  -----------             ------------
Net cash used in financing activities                              (7,271,000)              (1,412,000)
                                                                  -----------             ------------
Net increase (decrease) in cash and cash equivalents                1,135,000              (10,850,000)
Cash and cash equivalents at beginning of period                    3,875,000               13,568,000
                                                                  -----------             ------------
Cash and cash equivalents at end of period                        $  5,010,00             $  2,718,000
                                                                  ===========             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                      $ 1,210,000             $  1,461,000
    Income taxes                                                  $   650,000             $  3,484,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Depreciation included in discontinued operations                  $    32,000             $     70,000
Write-off of fully amortized production costs                     $ 1,193,000             $         --
Disposition of fully reserved inventory                           $ 1,350,000             $         --
Write-off of fully reserved accounts receivable                   $   646,000             $         --
Asset acquired under capital lease                                $        --             $     80,000
Payment of deferred compensation with stock                       $        --             $  1,115,000





SEE ACCOMPANYING NOTES

                            THANE INTERNATIONAL, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Thane International, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's results for the interim periods presented. The results of operations for the quarter and six months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

EARNINGS (LOSS) PER SHARE

The computation of basic and diluted income (loss) per share of common stock based on the weighted average number of shares outstanding during the period of the financial statements is as follows:


                                                                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                                                   -----------------------------------------
                                                                       LOSS          SHARES      PER-SHARE
                                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                   -------------- -------------- -----------
    BASIC LOSS PER SHARE
         Loss available to common stockholders                     $ (3,127,000)     34,981,418    $ (0.09)
                                                                   =============                   ========
    EFFECT OF DILUTIVE SECURITIES                                                            --
                                                                                     ----------

    DILUTED LOSS PER SHARE
         Loss available to common stockholders plus assumed
         conversions                                               $ (3,127,000)     34,981,418    $ (0.09)
                                                                   =============                   ========





                                                                         FOR THE SIX MONTHS ENDED
                                                                             SEPTEMBER 30, 2003
                                                                  ------------------------------------------
                                                                  INCOME (LOSS)     SHARES       PER-SHARE
                                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                  -------------- -------------- ------------
    BASIC INCOME (LOSS)PER SHARE
         Loss from continuing operations                            $(3,812,000)      34,119,697    $ (0.11)
         Discontinued operations                                        574,000       34,119,697       0.02
         Extraordinary gain on extinguishment of debt                 5,157,000       34,119,697       0.15
                                                                    -----------                     -------
         Income available to common stockholders                    $ 1,919,000       34,119,697    $  0.06
                                                                    ===========                     =======
    EFFECT OF DILUTIVE SECURITIES
         Common stock options                                                            248,718
         Common stock warrants                                                           792,693
                                                                                     -----------

    DILUTED INCOME (LOSS) PER SHARE
         Loss from continuing operations                            $(3,812,000)      35,161,108    $ (0.11)
         Discontinued operations                                        574,000       35,161,108       0.02
         Extraordinary gain on extinguishment of debt                 5,157,000       35,161,108       0.14
                                                                    -----------                     -------
         Income available to common stockholders plus assumed
         conversions                                                $ 1,919,000       35,161,108    $  0.05
                                                                    ===========                     =======


                            THANE INTERNATIONAL, INC.
             NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003


                                                                 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                                 ------------------------------------------
                                                                 INCOME (LOSS)      SHARES      PER-SHARE
                                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                 -------------- --------------- -----------
    BASIC INCOME (LOSS) PER SHARE
         Loss from continuing operations                            $(837,000)      33,234,912    $  (0.03)
         Discontinued operations                                      454,000       33,234,912        0.02
                                                                   ----------                     --------
         Loss available to common stockholders                     $ (383,000)      33,234,912    $  (0.01)
                                                                   ==========                     ========
    EFFECT OF DILUTIVE SECURITIES                                                           --
                                                                                    ----------
    DILUTED INCOME PER SHARE
         Loss from continuing operations                           $ (837,000)      33,234,912    $  (0.03)
         Discontinued operations                                      454,000       33,234,912        0.02
                                                                   ----------                     --------
         Loss available to common stockholders plus assumed
         conversions                                               $ (383,000)      33,234,912    $  (0.01)
                                                                   ==========                     ========




                                                                         FOR THE SIX MONTHS ENDED
                                                                              SEPTEMBER 30, 2002
                                                                  -----------------------------------------
                                                                     INCOME         SHARES      PER-SHARE
                                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                  ------------- --------------- -----------
    BASIC INCOME PER SHARE
         Income from continuing operations                         $   979,000      32,812,424      $ 0.03
         Discontinued operations                                       894,000      32,812,424        0.03
                                                                   -----------                      ------
         Income available to common stockholders                   $ 1,873,000      32,812,424      $ 0.06
                                                                   ===========                      ======
    EFFECT OF DILUTIVE SECURITIES
         Common stock options                                                        1,181,379
         Common stock warrants                                                         792,876
                                                                                    ----------
    DILUTED INCOME PER SHARE
         Income from continuing operations                         $   979,000      34,786,679      $ 0.03
         Discontinued operations                                       894,000      34,786,679        0.02
                                                                   -----------                      ------
         Income available to common stockholders plus assumed
         conversions                                               $ 1,873,000      34,786,679      $ 0.05
                                                                   ===========                      ======


The computation of weighted average shares for the periods ending September 30, 2003 and 2002 excludes the Escrowed Shares of 442,854 and 2,214,275, respectively, related to the Reliant acquisition (Note 4).

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), an interpretation of ARB No.
51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply. Additionally, the Company has not invested in any new variable interest entities after January 31, 2003.

4. ACQUISITIONS

KRANE HOLDINGS

On March 15, 2002, the Company acquired 100% of Krane Holdings, Inc. (Krane) and

                            THANE INTERNATIONAL, INC.
             NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003



its wholly-owned subsidiary Krane Products, Inc. in exchange for approximately 2,635,000 shares of the Company's common stock. Each share of Krane stock was exchanged for approximately 2.424 shares of the Company's common stock in a transaction valued at $17,047,000.

As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company's evaluation of the fair value of Krane's assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. As a result of LaSalle exercising its rights, the assets and liabilities of Krane are no longer consolidated with the Company, effective June 18, 2003, and the Company recorded a non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. Additionally, the Company expects to receive a tax deduction of approximately $2,000,000 related to the disposal of Krane. Finally, the operations of Krane are presented as discontinued operations in the quarter and six months ended September 30, 2003 and the operations of Krane for the quarter and six months ended September 30, 2002 have also been reclassified and presented as discontinued operations.

Selected financial data from discontinued operations were as follows:


                                                           For the six months ended      For the three months ended
                                                                 September 30,                September 30,
                                                          ----------------------------- -----------------------------
                                                               2003           2002          2003           2002
                                                          --------------- ------------- ------------- ---------------
     Total revenues                                       $  5,032,000    $ 15,133,000    $       --   $ 7,759,000
     Total costs and expenses                             $  3,335,000    $  9,266,000    $       --   $ 4,810,000
     Income from operations                               $    269,000    $  2,517,000    $       --   $ 1,245,000
     Net income                                           $    574,000    $    894,000    $       --   $   454,000
     Basic earnings per share                             $       0.02    $       0.03    $       --   $      0.02
     Diluted earnings per share                           $       0.02    $       0.02    $       --   $      0.02


RELIANT INTERACTIVE MEDIA CORP.

In May 2002, the Company acquired 100% of Reliant Interactive Media Corp. (Reliant) in exchange for 3,532,414 shares of the Company's common stock, of which 2,214,275 were issued to Reliant's principal shareholders and placed in escrow (the "Escrowed Shares").

In accordance with the employment agreements entered into between the Company and Reliant's principal shareholders, the Company loaned $2,500,000 to Reliant's principal shareholders, with the underlying notes accruing interest at 6%. In the event that certain thresholds are met in future years, the loans will be forgiven and recognized as compensation expense. The notes and accrued interest are reflected as a reduction of equity.

Of the 2,214,275 escrowed shares of the Company's stock, 442,854 shares represent collateral for these loans. The amount of the loans and accrued interest has been reduced by an allowance, such that the net amount of the loan and accrued interest approximate the fair market value of the collateral shares. The allowance is recorded as compensation expense, which is included in general and administrative expenses, and will be adjusted as an increase or decrease to expense based on changes in the market value of the underlying shares until such time as the loan is repaid. As such, the Company recorded an increase (decrease) to compensation expense of $130,000 and ($59,000) for the quarters ended June 30, 2003 and September 30, 2003, respectively.

The remaining 1,771,421 shares were placed in escrow and may be earned in the event that certain future quarterly and cumulative earnings thresholds are met. On July 2, 2003, the Company entered into amended and restated employment agreements with Reliant's former principal shareholders. In conjunction therewith, the 1,771,421 shares that were in escrow, to be earned in the event that certain thresholds were met, were released from escrow by the Company and purchased by two of the majority shareholders of the Company. The purchase price per share was approximately $0.25. In addition, each of the former shareholders will receive incentive compensation in an amount equal to 4.167% of the earnings

                            THANE INTERNATIONAL, INC.
             NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003


before interest, income taxes, depreciation and amortization of Reliant in the fiscal years ended March 31, 2004 and 2005. All other terms of the original employment agreements remained essentially the same. As a result of this transaction, the Company recognized a charge to earnings, reflected in general and administrative expenses in the accompanying statement of operations, in the quarter ended September 30, 2003, of approximately $440,000.

PRO FORMA RESULTS (UNAUDITED)

The unaudited pro forma financial information below for the quarter and six months ended September 30, 2002 were prepared as if the Reliant transaction above had occurred on April 1, 2002:


                                         Six months ended      Three months ended
                                             September 30,       September 30,
                                                2002                  2002
                                         -----------------     -------------------
Revenue                                      $70,353,000            $ 27,987,000
Total costs and expenses                     $68,377,000            $ 28,800,000
Income (loss) before discontinued
  operations                                     493,000                (837,000)
Discontinued operations                          894,000                 454,000
Net income (loss)                            $ 1,387,000            $   (383,000)
Basic earnings per share                     $      0.04            $      (0.01)
Diluted earnings per share                   $      0.04            $      (0.01)


The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

5. LONG-TERM DEBT AND LINE OF CREDIT

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation ("Congress") and Ableco Finance ("Ableco") that provided a $20,000,000 senior secured revolving credit facility and an aggregate of $14,000,000 in long-term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. This facility was used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane's lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an intercreditor agreement whereby the lenders agreed that there would be no cross-default between the credit facilities of the respective companies.

In October 2002, due to the lack of availability on the Company's revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000,000 subordinated term loan (Term Loan C) due September 2003. Up to $2,000,000 of the term loan is guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company's majority stockholder.

As of December 31, 2002, the Company was in violation of certain debt covenants within its Ableco credit facility. Accordingly, on February 6, 2003, the Company entered into an amendment to this credit facility that waived the existing financial covenants as of December 31, 2002, set new financial covenants on a quarterly basis going forward, terminated the revolving line of credit portion of this facility under which no monies were borrowed and required acceleration of the term loan payment originally due in September 2003. The Company paid $1,000,000 of the term loan due September 2003 upon the execution of the amendment and an additional $1,000,000 was paid as required prior to March 31, 2003. In addition, the original loan and security agreement with Congress was assigned in its entirety to Ableco. All other terms of the original loan and security agreements remained materially the same. Finally, the $2,000,000 guarantee discussed above was extended to all term loans under the Ableco credit facility.

                            THANE INTERNATIONAL, INC.
             NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003


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

As of September 30, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on November 11, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of September 30, 2003. Ableco and the Company have agreed to further amend the credit facility prior to December 31, 2003 to set new mutually acceptable financial covenants on a quarterly basis going forward.

As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company's evaluation of the fair value of Krane's assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. In conjunction with the Krane acquisition, Thane's current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane's Ableco credit facility.

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a, non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. The total Krane debt that existed on June 18, 2003 was $10,653,000.

6.  INCOME TAXES

The difference between the Company's effective tax rate and the statutory tax rate is primarily due to a deduction related to the disposal of Krane for the six months ended September 30, 2003 and to transfer pricing and financing costs related to the Company's current and prior years' expansion into foreign markets for the six months ended September 30, 2003 and 2002.

7.  COMMITMENTS & CONTINGENCIES

REGULATION

Substantially all aspects of the Company's marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission ("FTC"). FTC regulations are primarily derived from
Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws which are applicable to the Company. In addition, the direct marketing industry has set up guidelines for the truth and substantiation of direct marketing program claims and products through its self-regulation trade association, Electronic Retailing Association ("ERA"), of which the Company is a member. The Company believes that all of its current direct marketing programs comply with applicable FTC standards and the ERA guidelines. Certain direct marketing products could be regulated by other agencies such as the Food and Drug Administration and the Consumer Product Safety Commission.

LITIGATION

The Company is involved in a class-action lawsuit brought by certain former shareholders of Reliant related to certain non-financial disclosures made in the Company's registration statement on Form S-4 in conjunction with the Company's acquisition of Reliant. The Company believes that it has meritorious defenses with regard to this litigation and will aggressively defend its position. Management therefore does not believe that the resolution of this matter will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

                            THANE INTERNATIONAL, INC.
             NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003


The Company is also involved with other pending litigation which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not believe that the resolution of these matters will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

8. RELATED PARTY TRANSACTIONS

Included in general and administrative expenses are management consulting and financial services fees paid to H.I.G. Capital, LLC, an affiliate of the Company's majority stockholder H.I.G. Direct Marketing Holdings. The Company incurred approximately $150,000 in management fees in each of the six months ended September 30, 2003 and 2002.

The Company leases an aircraft with a related entity whose principal stockholders are stockholders of the Company. The lease is approximately $26,000 per month, plus maintenance, insurance and costs. In September 2003, the Company canceled the lease on the above mentioned aircraft and entered into a new 15-month lease with the same related entity on another aircraft at a monthly cost of $12,500 plus maintenance, insurance and costs. The Company also leases an automobile, on a month-to-month basis, from this entity for approximately $2,000 per month.

In July 2003, TV Shop USA, Inc., a Delaware corporation, entered into an agreement with the Company pursuant to which TV Shop USA purchases inventory from the Company's foreign manufacturers and subsequently resells it to the Company once the shipments arrive in the U.S. The inventory is resold to the Company at cost plus a 2% markup necessary to cover the cost of interest expense. The principal stockholders of TV Shop USA, Inc. are stockholders of the Company. During the quarter and six months ended September 30, 2003 the total markup paid to TV Shop USA was $17,000. In addition, at September 30, 2003 the Company owed TV Shop USA, Inc. $533,000, including the 2% markup, which is included in accrued expenses in the accompanying balance sheet.

The Company leases a residential property from two of its stockholders on a month-to-month basis for approximately $4,000 per month. The residence is used solely for the purpose of housing for Company employees traveling to the Company's headquarters. Management believes these accommodations save the Company substantial lodging expenses.

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

9. SUBSEQUENT EVENT

On October 28, 2003 the Company was notified that Direct Marketing Holdings, Inc. has acquired ownership of 33,570,400 shares of Thane common stock, representing approximately 94.7% of the outstanding shares of Thane common stock. The shares of Thane common stock acquired by Direct Marketing Holdings, Inc. were contributed by certain of Thane's existing stockholders in exchange for shares of Direct Marketing Holdings, Inc. common stock.

Direct Marketing Holdings, Inc. filed a Schedule 13e-3 with the Securities and Exchange Commission in which it indicated its intention to contribute its shares of Thane common stock to its wholly-owned subsidiary Thane DM Acquisition, Inc., which intends to conduct a "short-form" merger with and into Thane under Delaware General Corporation Law ss.253. Upon completion of the short-form merger, each share of Thane common stock not owned by Thane DM Acquisition will be converted into the right to receive $0.35 in cash and the shares of Thane common stock that remain outstanding will no longer be publicly traded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED HEREIN FOR THE QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003, PARTICULARLY UNDER THE HEADING "RISK FACTORS."

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

We acquired Reliant Interactive Media Corp. as of May 22, 2002. Therefore, Reliant's included in our results of operations for the entire quarter ended September 30, 2002 and only 40 days of financial information for Reliant is included in our results of operations for the quarter ended June 30, 2002. For historical pro forma results of operations please refer to the unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

As of December 31, 2002, Krane Product, Inc. (Krane) was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company's evaluation of the fair value of Krane's assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded an extraordinary gain from extinguishment of debt of $5,157,000 in the six months ended September 30, 2003. In addition, the operations of Krane are presented as discontinued operations in the quarter and six months ended September 30, 2003 and the operations of Krane for the quarter and six months ended September 30, 2002 have been reclassified and presented as discontinued operations as well.

RESULTS OF OPERATIONS

The following table sets forth income statement data for the periods indicated as a percentage of revenue.



                                                        For the quarter ended       For the six months ended
                                                             September 30,                September 30,
                                                        ---------------------       ------------------------
                                                          2003           2002           2003           2002
                                                          ----           ----           ----           ----
Total revenues ..................................       100.00%        100.00%        100.00%        100.00%
Cost of sales, including selling expenses .......        81.64%         80.68%         81.09%         78.18%
Gross profit ....................................        18.36%         19.32%         18.91%         21.82%
Operating expenses
       General and administrative ...............        25.06%         21.70%         21.18%         17.16%
       Depreciation .............................         0.43%          0.53%          0.45%          0.42%
Income (loss) from operations ...................        (7.13)%        (2.91)%        (2.72)%         4.24%
Other expenses
       Interest, minority interest and other.....         2.24%          1.77%          2.28%          1.78%
Income (loss) before income taxes (benefit) .....        (9.37)%        (4.68)%        (5.00)%         2.46%
Provision for income taxes (benefit) ............        (0.02)%        (1.68)%         0.74%          0.96%
Income (loss) from continuing operations ........        (9.35)%        (3.00)%        (5.74)%         1.50%
Discontinued operations .........................           --           1.62%          0.86%          1.36%
Extraordinary gain on extinguishment of debt ....           --             --           7.77%            --
Net income (loss) ...............................        (9.35)%        (1.38)%         2.89%          2.86%


COMPARISON OF THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

TOTAL REVENUES increased $5.5 million, or 19.5%, to $33.5 million for the quarter ended September 30, 2003 from $28.0 million for the quarter ended September 30, 2002. The increase in total revenues is primarily attributable to international sales increasing $5.0 million, or 42.3 %, to $16.7 million for the quarter ended September 30, 2003 from $11.7 million for the quarter ended September 30, 2002. Wholesale sales increased $ 0.6 million, or 25.1%, to $3.2 million for the quarter ended September 30, 2003 from $2.6 million for the quarter ended September 30, 2002.. These increases were partially offset by direct to consumer sales decreasing $0.1 million, or 1.0%, to $13.6 million for the quarter ended September 30, 2003 from $13.7 million for the quarter ended September 30, 2002. For the six months ended September 30, 2003 total revenues increased $1.0 million, or 1.6%, to $66.4 million for the six months ended September 30, 2003 from $65.4 million for the six months ended September 30, 2002. The increase in total revenues is primarily attributable to international sales increasing $2.3 million, or 7.8%, to $31.8 million for the six months ended September 30, 2003 from $29.5 million for the six months ended September 30, 2002. Direct to consumer sales increased $0.7 million, or 2.7%, to $28.0 million for the six months ended September 30, 2003 from $27.3 million for the six months ended September 30, 2002. These increases were partially offset by wholesale sales decreasing $2.0 million, or 23.4%, to $6.6 million for the six months ended September 30, 2003 from $8.6 million for the six months ended September 30, 2002.

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

Within the direct to consumer and wholesale businesses we have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We continue to seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio and utilizing multiple distribution channels to extend product life cycles and maximize profit potential. The decrease in wholesale sales for the six months ended September 2003 was attributable to sales of a single fitness product in the first quarter of fiscal 2003 partially offset by increased sales in other product categories in fiscal 2004. The increase in international sales was attributable to a more diverse sales mix in fiscal 2004 compared to sales dominated by a single health and beauty product in fiscal 2003.

COST OF SALES consists of product costs, advertising costs, media costs, fulfillment costs and royalty costs. Cost of sales increased $4.7 million, or 20.9%, to $27.3 million for the second quarter of fiscal 2004 from $22.6 million for the second quarter of fiscal 2003. As a percentage of total revenues, cost of sales increased to 81.6% for the quarter ended September 30, 2003 from 80.7% for the quarter ended September 30, 2002. The increase in cost of sales dollars is directly attributable to the higher sales levels discussed above. The increase in cost of sales as a percentage of total revenues for the quarter ended September 2003 as compared to September 2002 is primarily due to higher advertising and media costs during the quarter ended September 30, 2003. Cost of sales increased $2.7 million, or 5.4%, to $53.8 million for the first six months of fiscal 2004 from $51.1 million for the first six months of fiscal 2003. As a percentage of total revenues, cost of sales increased to 81.1% for the six months ended September 30, 2003 from 78.2 % for the six months ended September 30, 2002. The increase in cost of sales dollars is directly attributable to the higher sales levels discussed above. The increase in cost of sales as a percentage of total revenues for the six months ended September 2003 as compared to September 2002 is primarily due to higher advertising and media costs during the six months ended September 30, 2003.

GROSS PROFIT increased $0.7 million, or 13.6%, to $6.1 million for the quarter ended September 30, 2003 from $5.4 million for the quarter ended September 30, 2002. As a percentage of total revenues, gross profit decreased 0.9% from 19.3% for the second quarter of fiscal 2003 to 18.4% for the second quarter of fiscal 2004. The decrease in gross profit as a percentage of total revenues is the result of higher advertising and media costs for the quarter ended September 30, 2003. Gross profit decreased $1.7 million, or 11.9%, to $12.6 million for the six months ended September 30, 2003 from $14.3 million for the six months ended September 30, 2002. As a percentage of total revenues, gross profit decreased 2.9% from 21.8% for the first six months of fiscal 2003 to 18.9% for the first six months of fiscal 2004. The decrease in gross profit as a percentage of total revenues is the result of higher advertising and media costs for the six months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES increased $2.3 million, or 38.0%, to $8.4 million for the second quarter of fiscal 2004 from $6.1 million for the comparable quarter in fiscal 2003. As a percentage of total revenues, general and administrative expenses increased to 25.1% for the second quarter of fiscal 2004 from 21.7% for the second quarter of fiscal 2003. General and administrative expenses increased $2.8 million, or 25.4 %, to $14.1 million for the first six months of fiscal 2004 from $11.2 million for the comparable period in fiscal 2003. As a percentage of total revenues, general and administrative expenses increased to 21.2% for the first six months of fiscal 2004 from 17.2% for the first six months of fiscal 2003. The increase in general and administrative expenses was the result of a full quarter of general and administrative expenses in the quarter ended June 30, 2003 for Reliant compared to only forty days of such expenses in the quarter ended June 30, 2002 as well as higher legal expenses and higher expenses in the Internet division.

DEPRECIATION EXPENSE for the decreased slightly for the three month period ended September 30, 2003 and increased $31,000 for the six month period ended September 30, 2003, due primarily to depreciation of fixed assets additions over the last year.

INCOME (LOSS) FROM OPERATIONS decreased $1.6 million, or 193.4%, to $ (2.4) million for the second quarter of fiscal 2004 from $(0.8) million for the second quarter of fiscal 2003. As a percentage of total revenues, loss from operations decreased to (7.1)% for the second quarter of fiscal 2004 from (2.9)% for the second quarter of fiscal 2003. For the first six months of fiscal 2004, loss from operations decreased $4.6 million, or 165.2%, to a loss of $(1.8) million from income of $2.8 million for the first six months of fiscal 2003. As a percentage of total revenues, loss from operations decreased to (2.7)% for the first six months of fiscal 2004 from income of 4.2% for the first six months of fiscal 2003. For the second quarter and first six months of fiscal 2004, the decrease in income from operations as a percentage of total revenues is attributable to lower gross profits and higher general and administrative expenses discussed above.

OTHER EXPENSES consist of net interest expense and minority interest. Net interest expense for the quarter and six months ended September 30, 2003 increased approximately $138,000 and $320,000, respectively, primarily due to higher debt levels and higher borrowing costs during the first six months ended September 30, 2003. Minority interest increased slightly in both periods due to profit increases from Thane's non-wholly owned subsidiaries.

INCOME (LOSS) BEFORE INCOME TAXES decreased $1.8 million, or 139.7%, to $(3.1) million for the quarter ended September 30, 2003 from $(1.3) million for the quarter ended September 30, 2002. For the six months ended September 30, 2003, income (loss) before income taxes decreased $4.9 million, or 306.6%, to $(3.3) million for the six months ended September 30, 2003 from income of $1.6 million for the six months ended September 30, 2002. The decrease is attributable to the lower gross profits and higher general and administrative expenses discussed above. After applying the effective tax rate (benefit) of (0.26)% and (36.0)%, for the second quarters in fiscal 2004 and fiscal 2003, respectively, income
(loss) before discontinued operations and extraordinary items for the respective periods was $(3.1) million and $(0.8) million, a $2.3 million, or 273.6% decrease. For the six months ended September 30, 2003 and September 30, 2002, after applying the effective tax rate of 14.7 % and 39.2% for the first six months in fiscal 2004 and fiscal 2003, respectively, income (loss) before discontinued operations and extraordinary items for the respective periods was $(3.8) million and $1.0 million, a $4.8 million, or 489.4% decrease.

DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT consists of the effects of the Company's disposition of Krane. As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company's evaluation of the fair value of Krane's assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000.

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a non-taxable, extraordinary gain from extinguishment of debt of $5,157,000 in the quarter ended June 30, 2003. In addition, the operations of Krane are presented as discontinued operations with income of $574,000 in the six months ended September 30, 2003. The historical operations of Krane for the quarter and six months ended September 30, 2002 have been reclassified and presented as discontinued operations which reflected income of $454,000 and $894,000, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, cash and cash equivalents were $5.0 million compared to $3.9 million at March 31, 2003 and $2.7 million at September 30, 2002. Total assets were $39.3 million at September 30, 2003 compared to $54.0 million at March 31, 2003 and $100.9 million at September 30, 2002. Comparing September 2003 to September 2002, the total asset decrease of $61.6 million was primarily due to a decrease in goodwill of $41.8 million as discussed in the Company's Form 10-K and a decrease in current assets of $16.9 million due primarily to decreases in inventories, receivables, deferred income taxes and income taxes receivable.

For the six months ended September 30, 2003, the net cash provided by operating activities was $8.5 million compared to net cash used in operating activities of $(8.0) million for the six months ended September 30, 2002. Net cash used in investing and financing activities was $(7.4) million in the six months ended September 30, 2003 as compared to net cash used in investing and financing activities of $(2.9) million in the six months ended September 30, 2002. The increase in cash provided by operating activities was primarily due to decreases in accounts receivable, inventories and income taxes receivable for the six months ended September 30, 2003. During the six months ended September 30, 2003, the Company repaid $6.8 million in debt which comprised the majority of the net cash used in investing and financing activities compared to debt repayments of $1.5 million during the six months ended September 30, 2002.

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation ("Congress") and Ableco Finance ("Ableco") that provided a $20,000,000 senior secured revolving credit facility and an aggregate of $14,000,000 in long-term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane's lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an intercreditor agreement whereby the lenders agreed that there would be no cross-default between the credit facilities of the respective companies.

In October 2002, due to the lack of availability on the Company's revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000,000 subordinated term loan (Term Loan C) due September 2003. Up to $2,000,000 of the term loan is guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company's majority stockholder.

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

As of September 30, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on November 11, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of September 30, 2003. Albeco and the Company have agreed to further amend the credit facility prior to December 31, 2003 to set new mutually acceptable financial covenants on a quarterly basis going forward.

As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company's evaluation of the fair value of Krane's assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. In conjunction with the Krane acquisition, Thane's current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane's Ableco credit facility.

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

Generally, it is the Company's policy to refund unconditionally the total price of merchandise, less shipping and handling, for merchandise returned within 30 days. The Company provides an allowance, based on experience, for returned merchandise. Revenues are shown net of returns, discounts and sales incentives.

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

GOODWILL

Goodwill represents the excess of the purchase price of each of the Company's acquisitions over the fair market value of the net assets acquired. The acquisitions have been accounted for under FAS 141 BUSINESS COMBINATIONS, and in accordance with FAS 142, GOODWILL & INTANGIBLES, goodwill has not been amortized and is tested annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of assets to its carrying amount.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), an interpretation of ARB No.
51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply. Additionally, the Company has not invested in any new variable interest entities after January 31, 2003.

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

Our variable rate debt currently consists of three term loans for total borrowings of $8.3 million.

FOREIGN EXCHANGE RISK

Purchases, as well as sales of products through our international distribution channels, are denominated in U.S. dollars and as such we have minimal foreign currency fluctuation risk.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in a class-action lawsuit brought by certain former shareholders of Reliant related to certain non-financial disclosures made in the Company's registration statement on Form S-4 in conjunction with the Company's acquisition of Reliant. The Company believes that it has meritorious defenses with regard to this litigation and will aggressively defend its position. Management therefore does not believe that the resolution of this matter will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

The Company is also involved with other pending litigation which has arisen in the ordinary course of business. Although the outcome of these matters is not presently determinable, management does not believe that the resolution of these matters will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

In March 2002, the Company entered into a loan and security agreement with Congress Financial Corporation ("Congress") and Ableco Finance ("Ableco") that provided a $20,000,000 senior secured revolving credit facility and an aggregate of $14,000,000 in long-term loans. Under this agreement, the Company and all of its wholly-owned subsidiaries, with the exception of Krane, are either borrowers or guarantors of this facility. These facilities were used to refinance prior credit facilities, repurchase outstanding warrants to purchase shares of common stock, pay certain fees and expenses related to the Reliant and Krane acquisitions and provide for future working capital requirements. Additionally, in conjunction with this loan and security agreement, Congress, Ableco and Krane's lenders, LaSalle Bank National Association and Prairie Capital Mezzanine Fund, executed an intercreditor agreement whereby the lenders agreed that there would be no cross-default between the credit facilities of the respective companies.

In October 2002, due to the lack of availability on the Company's revolving line of credit resulting from the exclusion of certain assets in the borrowing base calculation, the Company entered into an amendment to its original credit facility that provided for an additional $5,000,000 subordinated term loan (Term Loan C) due September 2003. Up to $2,000,000 of the term loan is guaranteed by an affiliate of H.I.G. Direct Marketing Holdings, the Company's majority stockholder.

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

As of September 30, 2003, the Company was in violation of certain debt covenants under the current Ableco credit facility. Accordingly, on November 11, 2003, the Company entered into an amendment to its credit facility that waived the existing financial covenants as of September 30, 2003. Albeco and the Company have agreed to further amend the credit facility prior to December 31, 2003 to set new mutually acceptable financial covenants on a quarterly basis going forward.

As of December 31, 2002, Krane was in default of its credit facility with LaSalle Bank National Association due to violations of certain debt covenants. In addition, this credit facility matured in February 2003. The Company was unable to negotiate a waiver for these violations or a short-term extension of this facility. As a result, on June 18, 2003, LaSalle exercised its secured rights under this facility, and accordingly, took possession of 100% of the capital stock of Krane. In addition, the Company's evaluation of the fair value of Krane's assets indicated they were not sufficient to recover the recorded costs. Therefore, as of March 31, 2003, Thane recognized a non-cash write-off of 100% of the goodwill associated with the Krane acquisition, or $21,762,000. In conjunction with the Krane acquisition, Thane's current lenders entered into an intercreditor agreement with LaSalle whereby they agreed that there would be no cross-default between the credit facilities of Krane and Thane. Accordingly, the aforementioned events did not result in a default under Thane's Ableco credit facility.

As a result of LaSalle exercising its rights, the operations of Krane are reflected as discontinued effective June 18, 2003 and the Company recorded a non-taxable, extraordinary gain from extinguishments of debt of $5,157,000 in the quarter ended June 30, 2003. The total Krane debt that existed on June 18, 2003 was $10,653,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibits

         Exhibit 31.1      Certification of Chief Executive Officer under
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2      Certification of Chief Financial Officer under
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.3      Certification of Chief Accounting Officer under
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  B. Reports on Form 8-K

     On July 1, 2003, the Company filed a report on Form 8-K that: (a) announced that on June 18, 2003, due to (i) a default by Krane Holdings, Inc., a direct marketing company acquired by the Company in March 2002, under its credit facility with LaSalle Bank National Association and (ii) the Company's inability to negotiate an extension of the credit facility beyond its February 2003 maturation date, LaSalle exercised their secured rights under the credit facility and took possession of 100% of the capital stock of Krane; and (b) attached a copy of the Company's press release, dated July 1, 2003, announcing its preliminary financial results for the fiscal year ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 THANE INTERNATIONAL, INC.
                                 (Registrant)

November 14, 2003                 By: /s/ William F. Hay
--------------------              ----------------------------------------------
Date                              William F. Hay, Chairman of the Board, Chief
                                  Executive Officer and Director
                                  (Principal Executive Officer)


November 14, 2003                 By: /s/ Kevin J. McKeon
--------------------              ----------------------------------------------
Date                              Kevin J. McKeon, Chief Financial Officer
                                  (Principal Financial Officer)


November 14, 2003                 By: /s/ Joshua A. Chandler
--------------------              ----------------------------------------------
Date                              Joshua A. Chandler, Chief Accounting Officer
                                  (Principal Accounting Officer)